Form 10QSB
period 2006-09-30
Royal Oil & Gas Corp.
filed 2006-11-20
CIK 1373792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2006


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


                  For the transition period________to ________


                        COMMISSION FILE NUMBER 000-52206

                              ROYAL OIL & GAS CORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                                 UTAH 73-1083773
      (State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

                              117 - 8880 No. 1 Road
                           Richmond BC, Canada V7C 4C3
                    (Address of principal executive offices)

                                 (604) 202-3212
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of September 30, 2006, the Issuer had 11,355,754 shares of common stock outstanding.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [x]


                                Table of Contents



                                                                              Page
                                                                              ----

                         PART I - FINANCIAL INFORMATION


    Item 1: Financial Statements ..............................................  3

    Item 2: Management's Discussion and Analysis or Plan of Operation.......... 12

    Item 3: Controls and Procedures............................................ 15

                           PART II - OTHER INFORMATION

     Item 1: Legal Proceedings................................................. 16

    Item 2: Unregistered Sales of Equity Securities and Use of Proceeds........ 16

    Item 3: Defaults Upon Senior Securities.................................... 16

    Item 4: Submission of Matters to a Vote of Security Holders................ 16

    Item 5. Other Information.................................................. 16

    Item 6: Exhibits........................................................... 16

                Signatures..................................................... 17


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

   The accompanying balance sheets at September 30, 2006 and December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the three months and nine months ended September 30, 2006 and 2005, have been prepared by our management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2006, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2006.
   As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "ROGC" and "our company" mean Royal Oil & Gas, Corp. unless otherwise indicated. All dollar amounts are in U.S. dollars unless otherwise stated.






                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)

                              Financial Statements

                               September 30, 2006

                                    CONTENTS


Balance Sheet................................................................. 5

Statements of Operations...................................................... 6

Statements of Stockholders' Equity............................................ 7

Statements of Cash Flows...................................................... 8

Notes to the Financial Statements............................................ 10

                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)

                                     ASSETS

                                                                   September 30,
                                                                        2006
                                                                   -------------
CURRENT ASSETS

   Cash                                                             $     2,138
                                                                    -----------
     TOTAL ASSETS                                                   $     2,138
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                 $     3,987
   Accounts payable - related parties (Note 2)                            7,049
                                                                    -----------

     Total Current Liabilities                                           11,036
                                                                    -----------

     Total Liabilities                                                   11,036
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding                 11,356
   Additional paid-in capital                                           489,367
   Deficit accumulated during the development stage                    (509,621)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                                (8,898)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $     2,138
                                                                    ===========







The  accompanying  notes are an  integral  part of these financial statements.


                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                            Statements of Operations
                                   (Unaudited)




                                                                                                                          From
                                                                                                                      Inception on
                                                      For the Three Months Ended        For the Nine Months Ended       August 23,
                                                             September 30                     September 30            1978 Through
                                                      ----------------------------    ----------------------------    September 30,
                                                           2006             2005           2006            2005           2006
                                                      ------------    ------------    ------------    ------------    ------------

REVENUE                                               $       --      $       --      $       --      $       --      $       --
                                                      ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative                               11,193           3,750          33,552          11,250         351,966
   Depreciation                                               --              --              --              --             1,095
                                                      ------------    ------------    ------------    ------------    ------------


     Total Operating Expenses                               11,193           3,750          33,552          11,250         353,061
                                                      ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (11,193)         (3,750)        (33,552)        (11,250)       (353,061)
                                                      ------------    ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSES)

   Interest expense                                           --            (1,822)         (2,010)         (5,467)        (26,419)
   Interest income                                            --              --              --              --            15,708
   Gain (loss) on settlement of debt                          --              --              --              --           (59,495)
   Loss on disposal of asset                                  --              --              --              --           (64,454)
   Loss on investment                                         --              --              --              --           (21,900)
                                                      ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expense)                             --            (1,822)         (2,010)         (5,467)       (156,560)
                                                      ------------    ------------    ------------    ------------    ------------


   NET LOSS                                           $    (11,193)   $     (5,572)     $(35,562)$    $    (16,717)   $   (509,621
                                                      ============    ============    ============    ============    ============


BASIC LOSS PER SHARE                                  $      (0.00)   $      (0.01)   $      (0.00)   $      (0.03)   $      (0.03)
                                                      ============    ============    ============    ============    ============

WEIGHTED AVERAGE
 OUTSTANDING                                            11,355,754         546,976       7,444,091         546,976         546,976
                                                      ============    ============    ============    ============    ============






   The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)



                                                                                          Deficit
                                                                                        Accumulated
                                                  Common Stock           Additional      During the
                                          ---------------------------     Paid-in       Development
                                             Shares         Amount        Capital          Stage
                                          ------------   ------------   ------------   ------------

Balance, December 31, 2005                     546,976   $        547   $    390,078   $   (474,059)

Common stock issued for debt
 Conversion at $0.01 per share
 (Unaudited)                                 8,038,700          8,039         72,348           --


Common stock issued for debt
 conversion at $0.01 per share
 (Unaudited)                                 1,460,078          1,460         13,141           --

Common stock issued for debt
 conversion at $0.01 per share
 (Unaudited)                                 1,310,000          1,310         11,790           --

Interest expense contributed related
 to shareholder loans (Unaudited)                 --             --            2,010           --

Net loss for the 9 months ended
 September 30, 2006 (Unaudited)                   --             --             --          (35,562)
                                          ------------   ------------   ------------   ------------

Balance, September 30, 2006 (Unaudited)     11,355,754   $     11,356   $    489,367   $   (509,621)
                                          ============   ============   ============   ============




The  accompanying  notes are an  integral  part of these financial statements.


                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                    For the 9 Months Ended      August 23,
                                                         September 30,         1978 Through
                                                 --------------------------    September 30
                                                     2006           2005           2006
                                                 -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (35,562)   $   (16,717)   $  (509,621)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Contributed capital for expenses                   2,010          5,467         27,127
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in loans receivable             --             --           63,872
    Increase (decrease) in accounts payable              940           --            7,273
    Increase (decrease) in accrued liabilities          --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities        (32,612)       (11,250)      (224,831)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                      34,750         11,250        135,026
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities         34,750         11,250        347,397
                                                 -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                            2,138           --            2,138

CASH AT BEGINNING OF PERIOD                             --             --             --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $     2,138    $      --      $     2,138
                                                 ===========    ===========    ===========




The  accompanying  notes are an  integral  part of these financial statements.


                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From
                                                                                    Inception on
                                                        For the 9 Months Ended       August 23,
                                                              September 30,         1978 Through
                                                      --------------------------    September 30,
                                                          2006           2005           2006
                                                      -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Taxes                                              $     --       $     --         $      475
   Interest                                           $     --       $     --         $     --


NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                       $  108,088     $     --         $  216,389
   Common stock issued for services                   $     --       $     --         $   36,286
   Common stock issued for investment                 $     --       $     --         $   13,500
   Fixed assets for debt                              $     --       $     --         $    3,888
   Fixed assets for receivable                        $     --       $     --         $    5,475
   Contributed capital for expenses                   $    2,010     $    5,467       $   27,127






   The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization

          ROYAL OIL & GAS CORP. (the "Company") was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who's the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., the Company had forward and reverse splits of its common stock in 1989 and 1993, respectively. All accompanying stockholders' equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

          The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements for the year ended December 31, 2005 and the notes thereto included in the Company's Annual Report.

          b.  Accounting Method

          The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

          c.  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -  RELATED PARTY TRANSACTIONS

              The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2006, the Company incurred $33,552 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations.

                             ROYAL OIL & GAS CORP.
                     (Formerly SwissAmera Enterprises, Inc.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2006 and 2005

NOTE 3 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -  CONTRIBUTED CAPITAL FOR EXPENSES

          During the 9 months ended September 30, 2006 and 2005, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital.

NOTE 5 -  REVERSE STOCK SPLIT

          Effective December 31, 2005, the Company effected a 1-for-10 reverse stock split of its issued and outstanding shares of common stock, following the approval of such stock split by holders of a majority of the outstanding common stock. All figures in these financial statements give retroactive effect to the reverse split

NOTE 6 -  CAPITAL STOCK

          On March 28, 2006, the Company issued 8,038,700 shares of common stock at $0.01 per share to a related party as payment of the related party loan balance of $80,387 at December 31, 2005.

          On March 31, 2006, the Company issued 1,460,078 shares of common stock at $0.01 per share to a related party as payment of shareholder loans of $14,601 incurred during the three months ended March 31, 2006.

          On June 30, 2006, the Company issued 1,310,000 shares of common stock at $0.01 per share to a related party as payment of shareholder loans of $13,100 incurred during the three months ended June 30, 2006.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

   The following information should be read in conjunction with the financial statements and notes thereto appearing as Part 1 of this Form 10-QSB.

   The Company is considered a development stage company with nominal assets and/or capital and with no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of this registration statement, have been paid for by advances from stockholders, which are evidenced on the Company's financial statements as accounts payable-related parties. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Additional necessary funds will most likely be provided by the Company's officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

   The Company also incurred a net loss of $35,562 for the nine months ended September 30, 2006 compared to a loss of $16,717 for the nine months ended September 30, 2005. The increase in the loss for the 2006 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

   Expenses incurred during 2004 and 2005 and the first nine months of 2006, were paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

   In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to its business and operations following a successful acquisition or merger.

PLAN OF OPERATION:

GENERAL BUSINESS PLAN

   The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

   The Company anticipates that the selection of a business opportunity in which to participate may be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which incentive stock options or similar benefits to key employees, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of opportunities difficult and complex.



   The Company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.



    The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as:

     o   available technical, financial and managerial resources;

     o   working capital and other financial requirements;

     o   history of operations, if any;

     o   prospects for the future;

     o   nature of present and expected competition;

     o the quality and experience of management services which may be available and the depth of that management;

     o   potential for further research, development, or exploration;

     o specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;

     o   potential for growth or expansion;

     o potential for profit; the perceived public recognition or acceptance of products, services or trades;

     o   name identification; and

     o   other relevant factors.



   This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to research for and enter into potential business opportunities.



   The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.



   The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter on satisfactory terms.

   The Company will not restrict its search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, perceived advantages which the Company may offer.



   Management of the Company, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be utilized by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.



   Following a business combination the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

   A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.



ACQUISITION OF OPPORTUNITIES



   In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.



   It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer a blank check company. Until such time as this occurs, the Company will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.



   While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

   With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.



   The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, and will include miscellaneous other terms.



   The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file a Form 8-K including audited financial statements within 4 days upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.



COMPETITION



    The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.


Net Operating Loss

    The Company has accumulated $509,621 of net operating loss carryforwards as of September 30, 2006. This loss carry forward may be offset against future taxable income from the year 2006 through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2005 or the nine months ended September 30, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

   We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

   In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

   As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures in place do provide reasonable assurance that all necessary disclosures are communicated as required.

   There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

   There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------------------------

   This Item is not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

   This Item is not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

   This Item is not applicable.

ITEM 5.  OTHER INFORMATION.
---------------------------

   This Item is not applicable.

ITEM 6. EXHIBITS
----------------

     Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2   Certification  of Principal  Accounting  Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Royal Oil & Gas Corp.
(Registrant)

/s/ Delbert G. Blewett
-----------------------------------------------
Delbert G. Blewett, President and Director
Dated: November 20, 2006

/s/ Fred Hefti
-----------------------------------------------
Fred Hefti, Secretary and Director
Dated: November 20, 2006