Form 10KSB
period 2006-12-31
Royal Oil & Gas Corp.
filed 2007-04-02
CIK 1373792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2006
                               ------------------

                              ROYAL OIL & GAS CORP.
                              ---------------------
               (Name of Small Business Registrant in its charter)

             Utah                                          73-1083773
             ----                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification no.)

          117 - 8880 No. 1 Road                              V7C 4C3
           Richmond BC, Canada                               -------
           --------------------                             (Zip Code)
 *(Address of principal executive offices)


                                 (604) 202-3212
                           (Issuer's telephone number)


           Securities to be registered under Section 12(b) of the Act:


                               Title of each class
                                       N/A


                    Name of each exchange on which registered
                                       N/A


           Securities to be registered under Section 12(g) of the Act:


                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x] No [ ]


State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $ -0- (Shares are presently not trading )


Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock -- 11,355,754 shares as of March 27, 2007



                                                   TABLE OF CONTENTS



                                                         PART I

                                                                                                           Page
                                                                                                           ----

Item 1.           Description of Business................................................................... 4

Item 2.           Description of Property................................................................... 12

Item 3.           Legal Proceedings......................................................................... 12

Item 4.           Submission of Matters to a Vote of Security Holders....................................... 12

Item 5.           Market for Common Equity and Related Stockholder Matters.................................. 12


                                                                  PART II

Item 6.           Management's Discussion and Analysis or Plan of Operation................................. 14

Item 7            Financial Statements...................................................................... 19

Item 8.           Changes In and Disagreements With Accountants on Accounting and
                  Financial Disclosure...................................................................... 19

Item 8A.          Controls and Procedures................................................................... 19

Item 8B.          Other Information......................................................................... 19

                                                                        PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate
                      Governance; Compliance With Section 16(a) of the Exchange ............................ 19

Item 10.          Executive Compensation.................................................................... 20


Item 11.          Security Ownership of Certain Beneficial Owners and Management and Related
                        Stockholder Matters................................................................. 21

Item 12           Certain Relationships and Related Transactions, and Director Independence................. 22

Item 13.          Exhibits.................................................................................. 22

 Item 14.         Principal Accountant Fees and Services.................................................... 22


                  Signatures................................................................................ 39

                                     PART I

Item 1.  Description of Business

Business Development

     History
     -------

     Royal Oil & Gas Corp. ("the Company") was organized on August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988 the Company changed its name to Kellard Marble, Inc. and on March 13, 1989, it changed its name to Who's the Greatest. On May 15, 1994, the Company changed its name to SwissAmera Enterprises, Inc. and on July 9, 2001 the Company again changed its name to the current Royal Oil & Gas Corp.

     The Company's initial authorized capitalization was 50,000 shares of common stock and originally issued 7,500 shares, which shares were subsequently returned to the Company and cancelled. During 1983 and 1984, the Company issued 7,500 shares for cash and services rendered. In May 1988, the Company amended its Articles of Incorporation to change its name to Kellard Marble, Inc. and increase the authorized capitalization to 5,000,000 shares of common stock. The Company developed and operated a `Marble Mine' in the Province of British Columbia Canada. Operations on the mine were ceased in late 1988. On March 2, 1989, the Company effected a forward split of its issued shares on a forty (40) shares for one (1) share basis, which increased the issued and outstanding shares of common stock to 300,000 shares. On March 13, 1989, the Company changed its name to Who's the Greatest. The Company planned to acquire the rights to certain syndicated Television Shows, but was not able to raise the funding for such.

     On March 14, 1994, the Company changed its name to SwissAmera Enterprises, Inc. and on May 15, 1994, it effected a reverse split of its issued and outstanding shares on a one (1) share for twenty (20) shares basis, which decreased the outstanding common stock to 15,000 shares.

     In July 1994, the Company issued an aggregate of 460,333 shares of its common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended (the "Securities Act"). The shares were issued as follows:

          307,000 shares at $ 0.50 per share for cash and a note
          115,333 shares at $ 0.75 per share for cash
          20,000 shares at $ 0.75 per share for services rendered
          18,000  shares at $ 0.75 per share for a cash  advance for the Adams
            Ranch Oil & Gas Project visibility study.

     The Company acquired an option to the Adams Ranch situated in the `Medina County, Texas' with the intent to develop and produce the existing Oil & Gas reserves on the Ranch. The Company engaged the services of `TEJAS PETROLEUM ENGINEERS, INC., Dallas Texas' to complete a visibility study on the Adams Ranch Project. Due to the fact that the Oil Reserves were `heavy oils' and could not be recovered through conventional methods, and the Gas Reserves were insufficient, the Company decided not to continue with the Project.

     On July 22, 1994, the Company issued 150,000 shares for an option to acquire a telecommunications company. The shares were held in escrow, which increased the outstanding stock, including the escrowed shares to 625,333.

     In 1995, the Company issued 2,000 shares of common stock in a private transaction for cash at $5.00 per share, which increased the outstanding stock to 627,333 shares.

     In 1996, the Company elected not to exercise the option given in 1994 and the shares issued in July 1994 and held in escrow were returned to the Company's treasury and retired, decreasing the outstanding stock to 477,333 shares.

     Also in 1998, the Company issued 35,301 shares of common stock valued at $1.00 per share in exchange for debt, which increased the outstanding stock to 512,635 shares.

     In 1999, the Company issued 19,323 shares of common stock for cash at $1.40 per share, and 15,000 shares for services rendered valued at $1.40 per share, increasing the total shares outstanding to 546,958.

     In 2001, the Company negotiated the acquisition of certain interests in producing oil and gas properties located in the United States and Canada. Subsequently on July 9, 2001, the Company changed its name from SwissAmera Enterprises, Inc. to Royal Oil & Gas Corp. Upon completion of a viability study on the oil and gas interests proposed to be acquired, the Company decided not to continue with the acquisition. No stock was issued.

     From 1995 to 2005 the Company researched several opportunities in the Oil & Gas Industry, but at all occasions the Company was unable to raise the necessary funding due to the fact that the Company's Stock was not trading on any exchange. Therefore the Company decided in 2005 to apply to the SEC to register the Company and to apply for the trading authority with quotation of it's stock on the OTC-BB.

     On December 31, 2005 the Company caused a reverse split of its outstanding common stock on a one share for 10 shares basis, reducing its outstanding stock from 5,469,579 shares to 546,976. All references to common stock have been retroactively restated.

     On March 28, 2006 the Company issued 8,038,700 shares of common stock at $0.01 per share in payment of a shareholder loan of $80,387 as recorded at December 31, 2005, increasing its issued and outstanding stock to 8,585,676 shares.

     On March 31, 2006, the Company issued 1,460,078 shares of common stock valued at $0.01 per share in payment of a shareholder loan of $14,601 as recorded on March 31, 2006, increasing its issued and outstanding stock to 10,045,754 shares.

     On June 30, 2006 the Company issued 1,310,000 of common stock valued at $0.01 per share in payment of a shareholder loan of $13,100 as recorded at June 30, 2006, increasing its issued and outstanding stock to 11,355,754 shares.

     On June 27, 2006 the Company held its annual stockholders meeting, at which stockholders ratified the one share for 10 shares reverse split as well as other actions previously taken by the board prior to the meeting. At the meeting, stockholders elected following directors and officers:

          Delbert G. Blewett          President and director
          Fred Hefti                  Secretary and director
          Glen Buckler                Treasurer and director

     The Company has been inactive with nominal assets and no significant operations since 1995. All shareholders loans have been paid through the issuance of common stock as of June 30, 2006, valued at par value of $0.01.

     The Company is attempting to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurance can be given that the Company will be successful in locating or negotiating with any target company.

Current Business Activities

     The Company has a limited operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company.

     Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. The Company currently has no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

     Sources of Business Opportunities
     ---------------------------------

     Management intends to use various resources in its search for potential business opportunities including, but not limited to, the Company's officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of its lack of capital, the Company may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, it will most likely have to rely on outside sources, not otherwise associated with the Company that will accept their compensation only after the Company has finalized a successful acquisition or merger. To date, the Company has not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding its search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

     If the Company elects to engage an independent consultant, it will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, the Company would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

     The Company does not intend to limit its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that the Company could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

     Evaluation
     ----------

     Once the Company identifies a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of its lack of capital the Company may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

     In evaluating potential business opportunities, management will consider, to the extent relevant to the specific opportunity, several factors including:

     o   potential benefits to the Company and stockholders;
     o   working capital;
     o   financial requirements and availability of additional financing;
     o   history of operation, if any;
     o   nature of present and expected competition;
     o   quality and experience of management;
     o   need for further research, development or exploration;
     o   potential for growth and expansion;
     o   potential for profits; and
     o   other factors deemed  relevant to the specific opportunity.

     Because the Company has not yet located or identified any specific business opportunity, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to the Company may involve new and untested products, processes or market strategies, which may not ultimately prove successful.

     Form of Potential Acquisition or Merger
     ---------------------------------------

     The Company cannot predict the manner in which it might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, it presently does not intend to participate in an opportunity through the purchase of a minority stock position.

     Because it has no assets and a limited operating history, in the event the Company successfully acquires or merges with an operating business, it is likely that current stockholders will experience substantial dilution. It is also probable that there will be a change in control of the Company. The owners of the business that Company acquires or mergers with will most likely acquire effective control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

     Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if the Company engages any outside advisor or consultant in its search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers and directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with limited operations. Because the Company is a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that the Company could sell securities to its management or affiliates to raise funds.

     There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by officers and/or directors of the Company to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow the Company's Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders of the Company or that the stockholders would be given the opportunity to approve such a transaction.

     In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder's fee, although it is likely that any fee will be based upon negotiations by management, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid. It is unlikely that a finder's fee will be paid to an affiliate of the Company because of the potential conflict of interest that might result. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate's possible fiduciary duty to the Company or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder's fee was to be paid to an affiliate, the Company would likely have such an arrangement ratified by the stockholders in an appropriate manner.

     The Board of Directors believes that it is highly unlikely that the Company will acquire or merge with a business in which the Company's management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board and by the stockholders. Management does not anticipate that the Company will acquire or merge with any related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

     Management anticipates that prior to consummating any acquisition or merger, the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by stockholders in the appropriate manner. However, under Utah law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the Company's outstanding shares decide by written consent to consummate an acquisition or a merger, minority stockholders would not be given the opportunity to vote on the issue. The Board of Directors will have the discretion to consummate an acquisition or merger by written consent if it is determined to be in the best interest of the Company to do so. Regardless of whether an action to acquire or merge is ratified by written consent or by holding a stockholders' meeting, the Company will provide to its stockholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement pursuant to Regulation 14C of the Securities Exchange Act of 1934 if the action is taken by written consent.

     Under Utah corporate laws, the Company's stockholders may be entitled to assert dissenters' rights if the Company acquires or merges with a business opportunity. Stockholders will be entitled to dissent from and obtain payment of the fair value of their shares in the event of consummation of a plan of merger to which the Company is a party, if approval by the stockholders is required under applicable Utah law. Also, stockholders will be entitled to dissenters' rights if the Company enters into a share exchange if the Company's shares are to be acquired. A stockholder who is entitled to assert dissenter's rights and obtain the fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or the Company. A dissenting stockholder shall refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, the Company must give notice to all stockholders who delivered to the Company their written notice of dissent.

Competition

     Because no potential acquisition or merger candidate has been identified, the Company is unable to evaluate the type and extent of its likely competition. The Company is aware that there are several other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. The Company will be in direct competition with these other public companies in its search for business opportunities and, due to the Company's lack of funds, it may be difficult to successfully compete with these other companies.

Employees

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

     The Company is currently using as its principal place of business the office of its President, Delbert G. Blewett, located in Richmond, BC Canada. Although the Company has no written agreement and currently pays no rent for the use of its facilities, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

Industry Segments

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Risk Factors Related to the Company's Business

     The Company is, and will be, subject to substantial risks specific to a particular business or business opportunity, which specific risks cannot be ascertained until a potential acquisition or merger candidate has been identified. However, at a minimum, the Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include the types of risk factors outlined below.
--------------------------------------------------------------------------------

     The Company Has Nominal Assets and No Source of Revenue.
     ---------------------------------------------------------------------------
     The Company currently has only nominal assets and has had no revenues for several years. It is unlikely that the Company will realize any revenues until it completes an acquisition or merger. There can be no assurance that any acquired business will produce any material revenues for the Company or its stockholders or that any such business will operate on a profitable basis.


     The Company's Proposed Business is Speculative and there is No Assurance of Success.
     ---------------------------------------------------------------------------
     The success of the Company's proposed plan of operation will depend, to a great extent, on the operations, financial condition and management of the identified target company that may be acquired by the Company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control.

     No Substantive Disclosure Relating to Prospective Acquisitions.
     ---------------------------------------------------------------------------
     Because the Company has not yet identified any specific industry, assets or business that it may seek an acquisition or merger, potential investors in the Company will have no substantive information upon which to base a decision whether to invest in the Company until such a transaction is completed. Prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which the Company may acquire. Potential investors would have access to significantly more information if the Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. The Company gives no assurance that it will ultimately raise funds or that if it does, any investment in the Company will not ultimately prove to be less favorable than a direct investment.

     Scarcity of and Competition for Business Opportunities and Combinations.
     ---------------------------------------------------------------------------
     The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in successfully identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

     No Agreement for Business Combination or Other Transaction -- No Standards for Business Combination.
     ---------------------------------------------------------------------------
     The Company has no current arrangement, agreement or understanding with respect to engaging in a merger with or acquisition of a specific business entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

     Reporting Requirements May Delay or Preclude Acquisition.
     ---------------------------------------------------------------------------
     Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.


    Lack of Market Research or Marketing Organization.
    ----------------------------------------------------------------------------
     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     Lack of Diversification.
     ---------------------------------------------------------------------------
     The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business entity. Consequently, the Company's activities will be limited to those engaged in by the business entity, which the Company merges with or acquires. The Company's inability to diversify its economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

     Future Acquisition or Merger May Result in Substantial Dilution.
     ---------------------------------------------------------------------------
     The Company is currently authorized to issue 50 million shares of common stock, of which 11,355,754 shares are outstanding as of the date hereof. The issuance of additional shares in connection with any acquisition or merger transaction or the raising of capital may result in substantial dilution of the holdings of current stockholders.

     The Company's Auditors Have Expressed a Going Concern Opinion.
     ---------------------------------------------------------------------------
     The Company's independent auditors include a statement in their report to the Company's financial statements that certain matters regarding the Company raise substantial doubt as to the Company's ability to continue as a going concern. Note 3 to the financial statements states that the "Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern." Thus, as recognized by the Company's independent auditors, there is substantial doubt that the Company can continue as a going concern.

     Discretionary Use of Proceeds.
     ---------------------------------------------------------------------------
     The Company is not currently engaged in any substantive business activities other than looking for and investigating business opportunities. Accordingly, management has broad discretion with respect to the potential acquisition of assets, property or business. Although management intends to apply any proceeds it may receive through the future issuance of stock or debt to a suitable acquired business, the Company will have broad discretion in applying these funds. There can be no assurance that the Company's use or allocation of such proceeds will allow it to achieve its business objectives.

     Management Will Devote Only Minimal Time to the Company.
     ---------------------------------------------------------------------------
     Presently, the Company's three directors have other full time obligations and will devote only such time to the Company as necessary to maintain its viability. The Company's President, Delbert Blewett, will primarily handle the general and administrative duties of the Company. Thus, because of management's other time commitments, together with the fact that the Company has no business operations, management anticipates that they will devote only a minimal amount of time to the activities of the Company, at least until such time as the Company has identified a suitable acquisition candidate.

     Effective Voting Control Held by Directors and Principal Stockholders.
     ---------------------------------------------------------------------------
     The Company's directors and principal stockholders own in the aggregate approximately 92% of the outstanding voting securities of the Company. No other person owns as much as of 5% of the outstanding shares. Accordingly, the current directors and two principal stockholders will have the ability to elect all of the Company's directors, who in turn elect all executive officers, without regard to the votes of other stockholders.

     No Active Market for Company's Common Stock.
     ---------------------------------------------------------------------------
     Presently, the Company's common stock is not traded in any public market and there is no active trading market for the shares. Following the effectiveness of its registration statement, the Company has applied for inclusion of its common stock on the OTC Bulletin Board ("OTCBB"). However, there can be no assurance that any trading market will ever develop or be maintained on the pink sheets, OTCBB, or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTCBB. Therefore, only upon the effective date of its registration statement may the Company apply to have its securities quoted on the OTCBB. In the event that the Company loses this status as a "reporting issuer," any future quotation of its common stock on the OTCBB may be jeopardized.

Item 2.      Description of Property

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses office space for administration at 117 -8880 No. 1 Road, Richmond British Columbia, V7C 43C.

Item 3.  Legal Proceedings.

     There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2006.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     There is not currently a public trading market for the Company's common stock. The Company has made application to have its shares quoted on the OTCBB. The application consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act.

     Inclusion on the OTCBB would permit price quotations for the Company's shares to be published by that service. Although the Company intends to submit an application to the OTCBB, management does not anticipate the Company's shares to immediately be traded in the public market. Also, secondary trading of the Company's common stock may be subject to certain state imposed restrictions. Except for the application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities. There can be no assurance that the Company's shares will be accepted for trading on the OTCBB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTCBB or at any other time in the future or, that if such a market does develop, that it can be sustained.

     The ability of individual stockholders to trade their shares of the Company's common stock in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, there are no plans to register the Company's securities in any particular state.

     It is most unlikely that the Company's securities will be listed on any national or regional exchange or on The Nasdaq Stock Market in the near future. Therefore the Company's shares most likely will be subject to the provisions of
Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The SEC generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

     o registered and traded on a national securities exchange meeting specified criteria set by the SEC;
     o   authorized for quotation on The NASDAQ Stock Market;
     o   issued by a registered investment company;
     o excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or
     o   exempted from the definition by the SEC.

     Broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse), are subject to additional sales practice requirements. Broker-dealers must also make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent to clients disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks.

     Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of stockholders to sell their shares. These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in the Company's shares, or they could affect the value at which the Company's shares trade. Classification of the shares as penny stocks increases the risk of an investment in the Company's shares.

     As of December 31, 2006, there were approximately 150 holders of record of the Company's common stock. Because all of the outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, for purposes of this report, all of the shares are considered restricted securities.

     Under Rule 144(k) of the 1933 Act, the requirements of paragraphs (c), (e),
(f), and (h) of Rule 144 do not apply to restricted securities sold for the account of a person who is not an affiliate of an issuer at the time of the sale and has not been an affiliate during the preceding three months, provided the securities have been beneficially owned by the seller for a period of at least two years prior to their sale. Thus, in reliance on Rule 144(k), the Company considers 969,161 shares to be free of restriction, unless held by an affiliate or controlling stockholder. For purposes of this report only, a controlling stockholder is considered to be a person owning ten percent (10%) or more of the Company's total outstanding shares, or is otherwise deemed an affiliate. No individual person owning a portion of the 969,161 shares owns more than five percent (5%) of the total outstanding shares. The remaining 10,386,593 shares are considered restricted securities and presently held by six stockholders.

     Under the provisions of Rule 144 of the Securities Act of 1933, restricted securities may be sold into the public market, subject to holding period, volume and other limitations set forth under the Rule. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares for at least one year, including any person who may be deemed to be an "affiliate" (as the term "affiliate" is defined under the Securities Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of

     o the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

     o  1% of the shares then outstanding.

     In order for a stockholder to rely on Rule 144, the Company must have available adequate current public information with respect to the Company's business and financial status. A person who is not deemed to be an "affiliate" and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares under Rule 144(k) without regard to the various resale limitations of Rule 144.

Dividend Policy

     The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and invest any future earnings to finance operations.

Transfer Agent

     The Company has designated as its transfer agent, Atlas Stock Transfer, 5899 South State Street, Murray, Utah 84107.

                                     PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following information should be read in conjunction with the financial statements and notes thereto appearing as Item 7 of this Form 10-KSB.

     The Company is considered a development stage company with nominal assets and/or capital and with no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of its registration statement, have been paid for by advances from stockholders, which are evidenced on the Company's financial statements as accounts payable-related parties. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Additional necessary funds will most likely be provided by the Company's officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Results of Operations

     The Company has not reported any revenues and incurred a net loss of $45,730 for the year ended December 31, 2006 compared to a loss of $22,289 for the year ended December 31, 2005. The losses for both years are attributed primarily to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

     Expenses incurred during 2005 and 2006, were paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation

     General Business Plan
     ---------------------

     The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in an operating business entity. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has only nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     The Company may seek a business opportunity with entities that have recently commenced operations, or that wish to use the public marketplace in order to raise additional capital, to expand into new products or markets, develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish one or more wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     The Company anticipates that the selection of a business opportunity in which to participate may be complex and extremely risky. Management believes, but has not conducted any research to confirm, that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which incentive stock options or similar benefits to key employees, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of opportunities difficult and complex.

     The Company has, and will continue to have, nominal capital with which to provide the owners of a business entity with any cash or other assets. However, management believes the Company will be able to offer owners of an acquisition candidate the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as:

     o   available technical, financial and managerial resources;
     o   working capital and other financial requirements;
     o   history of  operations,  if any;
     o   prospects for future growth and development;
     o   nature of present and expected competition;
     o quality and experience of management services which may be available and the depth of that management;
     o   potential for further research, development, or exploration;
     o specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company;
     o   potential for growth or expansion;
     o   potential for profit;
     o perceived public recognition or acceptance of products, services or trades;
     o   name identification; and
     o   other relevant factors.

     This discussion of the proposed criteria is not meant to be restrictive of the Company's virtually unlimited discretion to research for and enter into potential business opportunities.

     The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. The Company does not intend to acquire or merge with any entity for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     The Company may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders of the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

     The Company will not restrict its search for any specific kind of business entity, but may acquire a venture that is in its preliminary or development stage, that is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, perceived advantages which the Company may offer.

     Management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the business purposes of the Company. Outside consultants or advisors may be used by the Company to assist in the search for qualified target companies. If the Company does retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as the Company has limited cash assets with which to pay such obligation.

     Following a successful business combination, the Company may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target entity may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to the Company only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

    Acquisition of a Business Opportunity
    -------------------------------------

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company's officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an available exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer a blank check company. Until such time as this occurs, the Company will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

     While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

     With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company a target company's shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's shareholders at such time.

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

     The Company will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company will be subject to the reporting requirements under the Exchange Act. One such requirement is the Company's duty to file with the SEC audited financial statements of the acquired entity as part of its current report on Form 8-K within four days following consummation of the acquisition. If such audited financial statements are not available at closing, or within the requisite four day filing period, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

     Competition
     -----------

     The Company will remain an insignificant participant among the firms that engage in the search for and acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to its competitors.

Net Operating Loss

     The Company has accumulated approximately $490,000 of net operating loss carryforwards as of December 31, 2006. This loss carry forward may be offset against future taxable income from the year 2005 through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 153, Exchange of non-monetary Assets. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for the fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.

         In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB No. 140," which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

         In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3," which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations

         Management believes the adoption of this statement will have no impact on the financial statements of the company. The implementation of the provision of this pronouncement is not expected to have a significant effect on the Company's consolidated financial statement presentation.

Item 7.  Financial Statements

           The Company's financial statements for the fiscal years ended December 31, 2006 and 2005, have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC and are attached on page 25, following Item. 14, of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      This Item is not Applicable.

Item 8A.  Controls and Procedures

      As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

      Based upon the required evaluation, our chief executive officer and principal accounting officer concluded as of December 31, 2006, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.  Other Information

      This Item is not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are:

Name:                 Age:    Position:            Served as a Director since:
-----                 ----    ---------            ---------------------------
Delbert G. Blewett    72      President/Director   May 25, 1995
Fred Hefti            74      Secretary/Director   April 20, 1995
Glen Buckler          64      Treasurer/Director   August 14, 2000

     The position of President has been held by Delbert Blewett since January 1, 2005. Previously, he served as Secretary since 1995.

     The Company's directors do not hold any position in any other company having a class of equity securities registered under the Exchange Act.

     All directors of the Company will hold offices until the next annual meeting of stockholders or until their successors have been elected and qualified. Officers who are appointed at the annual meeting of the Board of Directors, hold office until their successors are elected and qualified, or until their death, resignation or removal. The Company presently has no audit, nominating or executive committee performing substantially similar functions.

     The business experience and principal occupations of each director and officer of the Company for at least the past five years are as follows.

     Delbert Blewett B.Sc.Ll.B. Mr. Blewett completed his Bachelor of Science in Agriculture as well as Bachelor of Laws at the University of Saskatchewan in Canada. For 30 years Mr. Blewett managed his own private law practices in the Provinces of Saskatchewan; Alberta and British Columbia specializing in business law. Upon retiring from active law practice in 1994, Mr. Blewett became active in the funding and development of various business ventures. Mr. Blewett is a past member of the Law Society of British Columbia and a non-practicing member of the Law Societies of Alberta and British Columbia. Mr. Blewett has several years of experience in the practice of business law and the development, funding and consulting of various business ventures.

     Fred Hefti. Mr. Hefti was born and educated in Switzerland. During the 1960s and early 1970s, Mr. Hefti owned and managed a restaurant in Vancouver, Canada. Mr. Hefti has experience in the agricultural, food and tourist industries. From 1980 to 1986 he owned and operated a meat processing plant in Kamloops, British Columbia., Canada. From 1987 to 1998, Mr. Hefti was Department Manager of Fleetwood Sausage in Vancouver, Canada, as well as the Manager of a sales agency in the Interior of British Columbia. Mr. Hefti retired from his previous occupations in 1998.

     Glen Buckler. Mr. Buckler completed a management program with Alberta Power and worked in management and supervision from 1965 to 1975. In 1975 Mr. Buckler acquired a campground and motel in Kelowna British Columbia, Canada, which he owned and managed until 1985. In 1985 Mr. Buckler bought a moving and hauling company, "Two Small Men With Big Hearts," which he owns and manages to this date. During the past 20 years he expanded the company from three small offices and ten trucks to over 30 offices with 150 trucks and 7 Tractor Trailers operating across Canada with offices from Vancouver to Toronto.

     No family relationship exists between or among any of the persons named above.

Compliance With Section 16(a) of the Exchange Act

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2006.

Item 10.  Executive Compensation.

     The following table sets forth information regarding executive compensation for the Company's officers and directors. No executive officer has received compensation in excess of $100,000.

     The directors have received the following stock awards for services rendered.

Names and                                                           Stock
Principal          Fiscal                               Other       Awards
Position           Year        Salary     Bonus     Compensation    or Options
---------          ------      ------     -----     ------------    -----------
Delbert Blewett
President          2000           --      5,000         N/A            N/A

Fred Hefti         2000           --      5,000
Secretary          2003        600,000                 180,000         N/A

Glen Buckler       2000           --       --           10,000
Treasurer          2002        600,000     --          150,000         N/A

*    Delbert  G.  Blewett,   President  was  in  charge  of  management   and
     administration since 1995 with some interruptions in 2002 and 2003. The stock for above services was issued to EMAC Holdings Ltd., a Company owned and controlled solely by Mr. Blewett. In addition, he advanced funding for ongoing operations from time to time.

     Glen Buckler, was in charge of management and administration for six months in 2002. In addition he advanced funding for operations from time-to-time.

     Peter Thaler (Company's Accountant), was in charge of management and administration for six months in 2002. In addition he advanced funding for ongoing operations from time-to-time.

     Fred Hefti, was in charge of management and  administration  for six months
in  2003.  In  addition  he  advanced   funding  for  ongoing   operations  from
time-to-time.

     Peter Thaler (Company's Accountant) was in charge of management and administration for six months in 2002. In addition he advanced funding for ongoing operations from time-to-time.

     There is no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the Company in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company.

     No remuneration except, to EMAC Holdings Ltd., is proposed to be paid in the future directly or indirectly by the Company to any officer or director under any plan presently existing. The Company, in its discretion, may adopt one or more of such remuneration programs in the future.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2006, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address                                             Amount of           Percentage
of Beneficial Owner                                     Beneficial Ownership      of Class
-------------------                                     --------------------     ----------
Directors & Officers
--------------------
Delbert G. Blewett         117-8880 No. 1 Road                  5,000               0.04%
                           Richmond BC, Canada

Emac Holdings Ltd. (controlled by D. Blewett)               6,926,593              61.00%

Fred Hefti                 1663 Canford Rd.                   785,000               6.91%
                           Merritt BC, Canada

Glen Buckler               305 15895-84th Ave.                760,000               6.69%
                           Surrey BC, Canada               ----------           --------

All directors and executive officers
  As a group (3 persons)                                    8,476,593              74.64%
                                                           ----------           --------
     5% Shareholders

Berta Furrer              Schmerikonerstr. 29                 625,000               5.50%
                          8733-Eschenbach, Switzerland

Margrit Kaelin            Stutzstrasse 18                     624,334               5.50%
                          8834-Schindellegi, Switzerland

Peter Thaler              Sommerlistr. 3                     764,487                6.73%
+Thaler Consultants       9000-St.Gallen, Switzerland

Item 12.  Certain   Relationships   and  Related   Transactions   and   Director
          Independence

     No director or officer, nominee for election as a director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company, has had any transaction or series of transactions since inception of the Company, or has any presently proposed transactions to which the Company was or is to be a party during 2006, in which any of such persons had or is to have any direct or material interest.

Item 13. Exhibits

Exhibit No.                     Exhibit Name
  3.1*         Articles of Incorporation and Amendments
  3.2*         By-Laws
  4.1*         Instrument defining rights of holders
                 (See Exhibit No. 3.1, Articles of Incorporation)
 31.1          Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1          Certification of Chief  Accounting  Officer Pursuant to 18 U.S.C.
               Section  1350,  as  Adopted   Pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
      * Filed as Exhibit to Form 10-SB registration statement filed August 31, 2006.

Item 14. Principal Accountant Fees and Services

     The following are the fees billed us by our auditors, H J & Associates, a professional corporation, respectively, for services rendered thereby during 2006 and 2005:

                                     2006                2005
                                  ----------          ----------
Audit Fees                        $    6,140          $    7,500
--------------------              ----------          ----------
Audit Related Fees                $     --            $   --
--------------------              ----------          ----------
Tax Fees                          $     --            $   --
--------------------              ----------          ----------
All Other Fees                    $     --            $   --
--------------------              ----------          ----------
Total                             $    6,140          $    7,500
--------------------              ----------          ----------

Audit Fees

            Consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by PKF in connection with our statutory and regulatory filings or engagements.

Audit Related Fees
N/A

Tax Fees
N/A

All Other Fees
N/A

Before the auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                December 31, 2006

                                    CONTENTS

Report of Independent Registered Accounting Firm........................   26

Balance Sheet...........................................................   27

Statements of Operations................................................   28

Statements of Stockholders' Equity (Deficit)............................   29

Statements of Cash Flows ...............................................   33

Notes to the Financial Statements ......................................   35

             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Royal Oil & Gas Corporation
 (A Development Stage Company)
North Vancouver, Canada

We have audited the accompanying balance sheet of Royal Oil & Gas Corporation (a development stage company) as of December 31, 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005, and for the period from inception on August 23, 1978, through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Oil & Gas Corporation (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005, and for the period from inception on August 23, 1978, through December 31, 2006, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ HJ & Associates, LLC
----------------------------
Salt Lake City, Utah
March 22, 2007

                                     ROYAL OIL & GAS CORP.
                                 (A Development Stage Company)
                                         Balance Sheet


                                            ASSETS

                                                                                          December 31,
                                                                                              2006
                                                                                          ------------
CURRENT ASSETS
   Cash                                                                                   $     3,474

     Total Current Assets                                                                       3,474
                                                                                          -----------

     TOTAL ASSETS                                                                         $     3,474
                                                                                          ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                       $     9,849
   Accounts payable - related parties (Note 2)                                                 12,039
                                                                                          -----------

     Total Current Liabilities                                                                 21,888
                                                                                          -----------

     Total Liabilities                                                                         21,888
                                                                                          -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding                                       11,356
   Additional paid-in capital                                                                 490,019
   Deficit accumulated during the development stage                                          (519,789)
                                                                                          -----------

     Total Stockholders' Equity (Deficit)                                                     (18,414)
                                                                                          -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                 $     3,474
                                                                                          ===========


              The accompanying  notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                            Statements of Operations


                                                                        From
                                                                    Inception on
                                                                      August 23,
                                            For the Years Ended      1978 Through
                                               December 31           December 31,
                                       --------------------------    -----------
                                           2006          2005           2006
                                       -----------    -----------    -----------
REVENUE                                $      --      $      --      $      --
                                       -----------    -----------    -----------

OPERATING EXPENSES

   General and administrative               43,068         15,000        361,482
   Depreciation expense                       --             --            1,095
                                       -----------    -----------    -----------


     Total Operating Expenses               43,068         15,000        362,577
                                       -----------    -----------    -----------


LOSS FROM OPERATIONS                       (43,068)       (15,000)      (362,577)
                                       -----------    -----------    -----------


OTHER INCOME (EXPENSES)

   Interest expense                         (2,662)        (7,289)       (27,071)
   Interest income                            --             --           15,708
   Gain (loss) on settlement of debt          --             --          (59,495)
   Loss on disposal of asset                  --             --          (64,454)
   Loss on investment                         --             --          (21,900)
                                       -----------    -----------    -----------



     Total Other Income (Expense)           (2,662)        (7,289)      (157,212)
                                       -----------    -----------    -----------


   NET LOSS                            $    (5,730)   $   (22,289)   $  (519,789)
                                       ===========    ===========    ===========

BASIC LOSS PER SHARE                   $     (0.01)   $     (0.04)
                                       ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING      8,430,045        546,976
                                       ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                                    ROYAL OIL & GAS CORP.
                                (A Development Stage Company)
                        Statements of Stockholders' Equity (Deficit)
                 From Inception on August 23, 1978 through December 31, 2006


                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock            Additional     During the
                                        --------------------------      Paid-in      Development
                                           Shares         Amount        Capital         Stage
                                        -----------    -----------    -----------    -----------
Balance, August 23,1978 through
 December 31, 1993                           15,000    $        15    $     7,485    $    (7,500)

Common stock issued for cash and a
 note at $0.50 per share                    307,000            307        148,693           --

Common stock issued for cash
 at $0.75 per share                         115,333            115         86,385           --

Common stock issued for services
 at $0.75 per share                          20,000             20         14,980           --

Common stock issued for investment
 at $0.75 per share                          18,000             18         13,482           --

Common stock issued and held in
 escrow in option to purchase               150,000            150           (150)          --
 company

Net loss for the year ended
 December 31, 1994                             --             --             --          (58,609)
                                        -----------    -----------    -----------    -----------

Balance, December 31, 1994                  625,333            625        270,875        (66,109)

Common stock issued for cash
 at $0.50 per share (Note 4)                  2,000              2          9,998           --

Net loss for the year ended
 December 31, 1995                             --             --             --          (77,715)
                                        -----------    -----------    -----------    -----------

Balance, December 31, 1995                  627,333            627        280,873       (143,824)

Cancellation of shares held in escrow
 in option to purchase company             (150,000)          (150)           150           --

Net loss for the year ended
 December 31, 1996                             --             --             --         (157,370)
                                        -----------    -----------    -----------    -----------

Balance December 31, 1996                   477,333    $       477    $   281,023    $  (301,194)
                                        -----------    -----------    -----------    -----------


   The accompanying notes are an integral part of these financial statements.



                                   ROYAL OIL & GAS CORP.
                               (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit)
                From Inception on August 23, 1978 through December 31, 2006


                                                                                   Deficit
                                                                                 Accumulated
                                              Common Stock          Additional    During the
                                       -------------------------     Paid-in     Development
                                          Shares       Amount         Capital       Stage
                                       -----------   -----------   -----------   -----------
Balance December 31, 1996                  477,333   $       477   $   281,023   $  (301,194)

Net loss for the year ended
 December 31, 1997                            --            --            --         (14,040)
                                       -----------   -----------   -----------   -----------

Balance December 31, 1997                  477,333           477       281,023      (315,234)

Common stock issued for debt
 at $1.00 per share                         35,301            35        35,266          --

Contributed capital for expenses              --            --           1,000          --

Net loss for the year ended
 December 31, 1998                            --            --            --          (7,415)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 1998                 512,634           512       317,289      (322,649)

Common stock issued for cash
 at $1.40 per share                         19,323            19        27,402          --

Common stock issued for services
 at $1.40 per share                         15,000            15        21,271          --

Net loss for the year ended
 December 31, 1999                            --            --            --         (53,097)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 1999                 546,957           546       365,962      (375,746)

Net loss for the year ended
 December 31, 2000                            --            --            --         (10,081)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2000                 546,957           546       365,962      (385,827)

Interest expense contributed related
 to shareholder loans                         --            --           2,795          --

Net loss for the year ended
 December 31, 2001                            --            --            --         (14,879)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2001                 546,957   $       546   $   368,757   $  (400,706)
                                       -----------   -----------   -----------   -----------



         The accompanying notes are an integral part of these financial statements.

                                      ROYAL OIL & GAS CORP.
                                  (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficit)
                   From Inception on August 23, 1978 through December 31, 2006


                                                                                    Deficit
                                                                                  Accumulated
                                              Common Stock          Additional     During the
                                       -------------------------     Paid-in      Development
                                          Shares       Amount         Capital        Stage
                                       -----------   -----------   -----------    -----------
Balance, December 31, 2001                 546,957   $       546   $   368,757    $  (400,706)

Interest expense contributed related
 to shareholder loans                         --            --           3,466           --

Net loss for the year ended
 December 31, 2002                            --            --            --          (15,466)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2002                 546,957           546       372,223       (416,172)

Interest expense contributed related
 to shareholder loans                         --            --           4,665           --

Net loss for the year ended
 December 31, 2003                            --            --            --          (16,954)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2003                 546,957           546       376,888       (433,126)

Interest expense contributed related
 to shareholder loans                         --            --           5,902           --

Net loss for the year ended
 December 31, 2004                            --            --            --          (18,644)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2004                 546,957           546       382,790       (451,770)

Difference due to rounding                      19             1            (1)          --

Interest expense contributed related
 to shareholder loans                         --            --           7,289           --

Net loss for the year ended
 December 31, 2005                            --            --            --          (22,289)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2005                 546,976   $       547   $   390,078    $  (474,059)
                                       -----------   -----------   -----------    -----------



   The accompanying notes are an integral part of these financial statements.


                                   ROYAL OIL & GAS CORP.
                               (A Development Stage Company)
                       Statements of Stockholders' Equity (Deficit)
                From Inception on August 23, 1978 through December 31, 2006


                                                                                    Deficit
                                                                                  Accumulated
                                              Common Stock          Additional     During the
                                       -------------------------     Paid-in      Development
                                          Shares       Amount         Capital        Stage
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2005                 546,956   $       547   $   390,078   $  (474,059)

Common stock issued for debt
 Conversion at $0.01 per share
                                         8,038,700         8,039        72,348          --


Common stock issued for debt
 conversion at $0.01 per share
                                         1,460,078         1,460        13,141          --

Common stock issued for debt
 conversion at $0.01 per share
                                         1,310,000         1,310        11,790          --

Interest expense contributed related
 to shareholder loans                         --            --           2,662          --

Net loss for the year ended
 December 31, 2006                            --            --            --         (45,730)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2006              11,355,754   $    11,356   $   490,019   $  (519,789)
                                       ===========   ===========   ===========   ===========






   The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                   From
                                                                                Inception on
                                                     For the years ended         August 23,
                                                         December 31,           1978 Through
                                                  --------------------------    December 31,
                                                     2006            2005          2006
                                                  -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                       $   (45,730)   $   (22,289)   $  (519,789)
   Adjustments to reconcile net loss
      to net cash used by operating activities:
    Contributed capital for expenses                    2,662          7,289         27,779
    Stock for services                                   --             --           36,286
    Decline in value of assets                           --             --           21,900
    Depreciation                                         --             --            2,136
    Loss on disposal of asset                            --             --           64,454
    Loss on settlement of debt                           --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in loans receivable              --             --           63,872
    Increase (decrease) in accounts payable             6,802           --           13,135
    Increase (decrease) in accrued liabilities           --             --            1,700
                                                  -----------    -----------    -----------

      Net Cash (Used) by Operating Activities         (36,266)       (15,000)      (228,485)
                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                          --             --         (123,914)
   Collection of notes receivable                        --             --           73,000
   Purchase of investments                               --             --          (72,854)
   Sale of fixed assets                                  --             --            3,340
                                                  -----------    -----------    -----------

    Net Cash (Used) by Investing Activities              --             --         (120,428)
                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                       39,740         15,000        140,016
   Proceeds from loans payable                           --             --            4,950
   Net stock offering proceeds                           --             --          207,421
                                                  -----------    -----------    -----------

    Net Cash Provided by Financing Activities          39,740         15,000        352,387
                                                  -----------    -----------    -----------

INCREASE IN CASH                                        3,474           --            3,474

CASH AT BEGINNING OF PERIOD                              --             --             --
                                                  -----------    -----------    -----------

CASH AT END OF PERIOD                             $     3,474    $      --      $     3,474
                                                  ===========    ===========    ===========

         The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)


                                                                                       From
                                                                                    Inception on
                                                      For the years ended            August 23,
                                                          December 31,             1978 Through
                                                  ----------------------------      December 31,
                                                     2006              2005            2006
                                                  -----------      -----------      -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Taxes                                          $   --           $   --           $    475
   Interest                                       $   --           $   --           $   --


NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                   $108,088         $   --           $216,389
   Common stock issued for services               $   --           $   --           $ 36,286
   Common stock issued for investment             $   --           $   --           $ 13,500
   Fixed assets for debt                          $   --           $   --           $  3,888
   Fixed assets for receivable                    $   --           $   --           $  5,475
   Contributed capital for expenses               $  2,662         $  7,289         $ 27,779



      The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

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

          b.  Deferred Taxes

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowances when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

                                                             For the Years Ended
                                                                 December 31,
                                                        -----------------------------
                                                             2006              2005
                                                        -----------       -----------

                  Deferred tax asset: NOL Carryover      $   192,580       $   175,790
                  Deferred tax liabilities:                     --                --
                  Valuation allowance                       (192,580)         (175,790
                                                         -----------       -----------


                                                         $      --         $      --
                                                         ===========       ===========

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                                         For the Years Ended
                                                            December 31,
                                                    ---------------------------
                                                       2006            2005
                                                    -----------    -----------

                    Book loss                       $   (17,830)   $    (8,693)
                    Interest                              1,040          2,843
                    Valuation allowance                  17,790          5,850
                                                    -----------    -----------

                                                    $      --      $      --
                                                    ===========    ===========

          At December 31, 2006, the Company had net operating loss carryforwards of approximately $ 490,000 that may be offset against future taxable income from the year 2005 through 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

          Due to the  change in  ownership  provisions  of the Tax Reform Act of
          1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

          c. Accounting Method

          The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

          d. Estimates

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

          e. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          f. Basic Loss Per Share

          The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:


                                                            December 31,
                                                     ------------------------
                                                        2006           2005
                                                     ----------    ----------

                Numerator - loss                        (45,730)   $  (22,289)
                Denominator - weighted average
                number of shares outstanding          8,430,045       546,976
                                                     ----------    ----------

                     Loss per share                  $    (0.01)   $    (0.04)
                                                     ==========    ==========

g.       Recently Adopted Accounting Standards

          In  December  2004,  the  FASB  issued  SFAS  No.  153,   Exchange  of
          non-monetary Assets. This Statement addresses the measurement of exchanges of non-monetary assets. The guidance in APB Opinion No. 29, Accounting for non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for the fiscal years beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued.

          In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB No. 140," which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

          In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3," which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2006 and 2005

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Management believes the adoption of this statement will have no impact on the financial statements of the company. The implementation of the provision of this pronouncement is not expected to have a significant effect on the Company's consolidated financial statement presentation.

NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2006, the Company incurred $43,068 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At December 31, 2006, the Company owed related parties $12,039 for expenses which were paid on behalf of the Company. During the year ended December 31, 2006, the Company issued 10,808,778 shares for the extinguishment of $108,088 of related party debt.

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

NOTE 4 -  CONTRIBUTED CAPITAL FOR EXPENSES

          During the 12 months ended December 31, 2006 and 2005, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the year ended December 31, 2006, the company recorded $2,662 of interest as contributed capital.

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

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Royal Oil & Gas Corp.
                                  (Registrant)

                             /s/ Delbert G. Blewett
                 -----------------------------------------------
                   Delbert G. Blewett, President and Director
                              Dated: April 2, 2007

                                 /s/ Fred Hefti
                 -----------------------------------------------
                       Fred Hefti, Secretary and Director
                              Dated: April 2, 2007