Form 10QSB
period 2007-03-31
Royal Oil & Gas Corp.
filed 2007-05-15
CIK 1373792

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2007


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


                  For the transition period________to ________


                       COMMISSION FILE NUMBER ____________

                              ROYAL OIL & GAS, CORP.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              UTAH                                            73-1083773
---------------------------------                        -------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


                              117 - 8880 No. 1 Road
                           Richmond BC, Canada V7C 4C3
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (604) 202-3212
                           (Issuer's telephone number)


               Former name, former address and former fiscal year,
                          if changed since last report

                                       N/A


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


         As of May 10, 2007, the Issuer had 11,355,754 shares of common stock outstanding.


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                           Table of Contents





                                    PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements ...................................................        3

         Item 2:  Management's Discussion and Analysis or Plan of Operation ..............       15

         Item 3:  Controls and Procedures ................................................       20



                                      PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings ......................................................       21

         Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds ............       21

         Item 3:  Defaults Upon Senior Securities ........................................       21

         Item 4:  Submission of Matters to a Vote of Security Holders ....................       21

         Item 5:  Other Information ......................................................       21

         Item 6:  Exhibits ...............................................................       21

                       Signatures ........................................................       22


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.
         As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "ROGC" and "our company" mean Royal Oil & Gas, Corp.. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.






                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2007






                                    CONTENTS


Balance Sheet.............................................................  4

Statements of Operations..................................................  5

Statements of Stockholders' Equity (Deficit)..............................  6

Statements of Cash Flows.................................................. 10

Notes to the Financial Statements......................................... 12

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                     ASSETS

                                                                     March 31,
                                                                       2007
                                                                   -----------
CURRENT ASSETS

   Cash                                                            $     2,692
                                                                   -----------

     Total Current Assets                                                2,692
                                                                   -----------

     TOTAL ASSETS                                                  $     2,692
                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                $    14,801
   Accounts payable - related parties (Note 2)                          17,039
                                                                   -----------

     Total Current Liabilities                                          31,840
                                                                   -----------

     Total Liabilities                                                  31,840
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding                11,356
   Additional paid-in capital                                          490,519
   Deficit accumulated during the development stage                   (531,023)
                                                                   -----------

     Total Stockholders' Equity (Deficit)                              (29,148)
                                                                   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $     2,692
                                                                   ===========



   The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                            Statements of Operations
                                   (Unaudited)

                                                                                          From
                                                                                      Inception on
                                                                                       August 23,
                                                         For the 3 Months Ended       1978 Through
                                                               March 31                 March 31
                                                      ----------------------------    ------------
                                                          2007            2006            2007
                                                      ------------    ------------    ------------
REVENUE                                               $       --      $       --      $       --
                                                      ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative                               10,734           6,781         372,216
   Depreciation expense                                       --              --             1,095
                                                      ------------    ------------    ------------

     Total Operating Expenses                               10,734           6,781         373,311
                                                      ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (10,734)         (6,781)       (373,311)
                                                      ------------    ------------    ------------


                            OTHER INCOME (EXPENSES)

   Interest expense                                           (500)         (2,010)        (27,571)
   Interest income                                            --              --            15,708
   Loss on settlement of debt                                 --              --           (59,495)
   Loss on disposal of asset                                  --              --           (64,454)
   Loss on investment                                         --              --           (21,900)
                                                      ------------    ------------    ------------

     Total Other Income (Expenses)                            (500)           --          (157,712)
                                                      ------------    ------------    ------------


   NET LOSS                                           $    (11,234)   $     (8,791)   $   (531,023)
                                                      ============    ============    ============

BASIC LOSS PER SHARE                                  $      (0.00)   $      (0.01)
                                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     11,355,754         814,933
                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.

                                                  ROYAL OIL & GAS CORP.
                                              (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit)
                                From Inception on August 23, 1978 through March 31, 2007


                                                                                                             Deficit
                                                                                                           Accumulated
                                                            Common Stock                Additional         During the
                                                 ---------------------------------       Paid-in           Development
                                                      Shares            Amount           Capital              Stage
                                                 ---------------   ---------------   ---------------    ----------------
Balance, August 23,1978 through
 December 31, 1993                                        15,000   $            15   $         7,485    $         (7,500)

Common stock issued for cash and a
 note at $0.50 per share                                 307,000               307           148,693                   -

Common stock issued for cash
 at $0.75 per share                                      115,333               115            86,385                   -

Common stock issued for services
 at $0.75 per share                                       20,000                20            14,980                   -

Common stock issued for investment
 at $0.75 per share                                       18,000                18            13,482                   -

Common stock issued and held in
 escrow in option to purchase                            150,000               150              (150)                  -
 company

Net loss for the year ended
 December 31, 1994                                          --                --                --               (58,609)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1994                               625,333               625           270,875             (66,109)

Common stock issued for cash
 at $0.50 per share (Note 4)                               2,000                 2             9,998                   -

Net loss for the year ended
 December 31, 1995                                          --                --                --               (77,715)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1995                               627,333               627           280,873            (143,824)

Cancellation of shares held in escrow
 in option to purchase company                          (150,000)             (150)              150                   -

Net loss for the year ended
 December 31, 1996                                          --                --                --              (157,370)
                                                 ---------------   ---------------   ---------------    ----------------

Balance December 31, 1996                                477,333   $           477   $       281,023    $       (301,194)
                                                 ---------------   ---------------   ---------------    ----------------


                      The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on August 23, 1978 through March 31, 2007


                                                                                                             Deficit
                                                                                                           Accumulated
                                                            Common Stock                Additional         During the
                                                 ---------------------------------        Paid-in          Development
                                                      Shares            Amount            Capital             Stage
                                                 ---------------   ---------------   ---------------    ----------------

Balance December 31, 1996                                477,333   $           477   $       281,023    $       (301,194)

Net loss for the year ended
 December 31, 1997                                          --                --                --               (14,040)
                                                 ---------------   ---------------   ---------------    ----------------

Balance December 31, 1997                                477,333               477           281,023            (315,234)

Common stock issued for debt
 at $1.00 per share                                       35,301                35            35,266                --

Contributed capital for expenses                            --                --               1,000                --

Net loss for the year ended
 December 31, 1998                                          --                --                --                (7,415)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1998                               512,634               512           317,289            (322,649)

Common stock issued for cash
 at $1.40 per share                                       19,323                19            27,402                --

Common stock issued for services
 at $1.40 per share                                       15,000                15            21,271                --

Net loss for the year ended
 December 31, 1999                                          --                --                --               (53,097)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 1999                               546,957               546           365,962            (375,746)

Net loss for the year ended
 December 31, 2000                                          --                --                --               (10,081)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2000                               546,957               546           365,962            (385,827)

Interest expense contributed related
 to shareholder loans                                       --                --               2,795                --

Net loss for the year ended
 December 31, 2001                                          --                --                --               (14,879)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2001                               546,957   $           546   $       368,757    $       (400,706)
                                                 ---------------   ---------------   ---------------    ----------------

                      The  accompanying  notes are an  integral  part of these financial statements.



                                                  ROYAL OIL & GAS CORP.
                                              (A Development Stage Company)
                                      Statements of Stockholders' Equity (Deficit)
                                From Inception on August 23, 1978 through March 31, 2007


                                                                                                             Deficit
                                                                                                           Accumulated
                                                            Common Stock                Additional         During the
                                                 ---------------------------------        Paid-in          Development
                                                      Shares            Amount            Capital             Stage
                                                 ---------------   ---------------   ---------------    ----------------
Balance, December 31, 2001                               546,957   $           546   $       368,757    $       (400,706)

Interest expense contributed related
 to shareholder loans                                       --                --               3,466                --

Net loss for the year ended
 December 31, 2002                                          --                --                --               (15,466)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2002                               546,957               546           372,223            (416,172)

Interest expense contributed related
 to shareholder loans                                       --                --               4,665                --

Net loss for the year ended
 December 31, 2003                                          --                --                --               (16,954)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2003                               546,957               546           376,888            (433,126)

Interest expense contributed related
 to shareholder loans                                       --                --               5,902                --

Net loss for the year ended
 December 31, 2004                                          --                --                --               (18,644)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2004                               546,957               546           382,790            (451,770)

Difference due to rounding                                    19                 1                (1)               --

Interest expense contributed related
 to shareholder loans                                       --                --               7,289                --

Net loss for the year ended--
 December 31, 2005                                          --                --                --               (22,289)
                                                 ---------------   ---------------   ---------------    ----------------

Balance, December 31, 2005                               546,976   $           547   $       390,078    $       (474,059)
                                                 ---------------   ---------------   ---------------    ----------------



                      The  accompanying  notes are an  integral  part of these financial statements.


                                                    ROYAL OIL & GAS CORP.
                                                (A Development Stage Company)
                                        Statements of Stockholders' Equity (Deficit)
                                  From Inception on August 23, 1978 through March 31, 2007



                                                                                                              Deficit
                                                                                                           Accumulated
                                                            Common Stock                 Additional         During the
                                                 ----------------------------------       Paid-in          Development
                                                       Shares           Amount            Capital             Stage
                                                 ----------------  ----------------  ----------------   -----------------

Balance, December 31, 2005                               546,956   $           547   $       390,078    $       (474,059)

Common stock issued for debt
 Conversion at $0.01 per share                         8,038,700             8,039            72,348                --

Common stock issued for debt
 conversion at $0.01 per share                         1,460,078             1,460            13,141                --

Common stock issued for debt
 conversion at $0.01 per share                         1,310,000             1,310            11,790                --

Interest expense contributed related
 to shareholder loans                                       --                --               2,662                --

Net loss for the year ended
 December 31, 2006                                          --                --                --               (45,730)
                                                 ---------------   ---------------   ---------------     ---------------

Balance, December 31, 2006                            11,355,754            11,356           490,019            (519,789)


Interest expense contributed related
 to shareholder loans (Unaudited)                           --                --                 500                --

Net loss for the 3 months ended
 March 31, 2007 (Unaudited)                                 --                --                --               (11,234)
                                                 ---------------   ---------------   ---------------     ---------------

Balance, March 31, 2007 (Unaudited)                   11,355,754   $        11,356   $       490,519     $      (531,023)
                                                 ===============   ===============   ===============     ===============



                       The  accompanying  notes are an  integral  part of these financial statements.

                                    ROYAL OIL & GAS CORP.
                                (A Development Stage Company)
                                  Statements of Cash Flows
                                         (Unaudited)

                                                                                   From
                                                                               Inception on
                                                   For the 3 Months Ended       August 23,
                                                          March 31,            1978 Through
                                                 --------------------------      March 31,
                                                     2007           2006           2007
                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (11,234)   $    (8,791)   $  (531,023)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Contributed capital for expenses                     500          2,010         28,279
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in prepaid expenses             --           (2,000)          --
    (Increase) decrease in loans receivable             --             --           63,872
    Increase (decrease) in accounts payable            4,952           --           18,087
    Increase (decrease) in accrued liabilities          --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities         (5,782)        (8,781)      (234,267)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                       5,000         14,600        145,016
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities          5,000         14,600        357,387
                                                 -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                             (782)         5,819          2,692

CASH AT BEGINNING OF PERIOD                            3,474           --             --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $     2,692    $     5,819    $     2,692
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

                                      ROYAL OIL & GAS CORP.
                                  (A Development Stage Company)
                              Statements of Cash Flows (Continued)
                                           (Unaudited)


                                                                                     From
                                                                                 Inception on
                                                     For the 3 Months Ended       August 23,
                                                           March 31,             1978 Through
                                                   --------------------------      March 31,
                                                      2007           2006            2007
                                                   -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

   Taxes                                           $     --       $     --       $      475
   Interest                                        $     --       $     --       $     --


NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                    $     --       $     --       $  216,389
   Common stock issued for services                $     --       $     --       $   36,286
   Common stock issued for investment              $     --       $     --       $   13,500
   Fixed assets for debt                           $     --       $     --       $    3,888
   Fixed assets for receivable                     $     --       $     --       $    5,475
   Contributed capital for expenses                $      500     $     --       $   28,279







         The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2007 and 2006

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

         The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company's Annual Report.

         b. Accounting Method

         The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         c. Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the ROYAL OIL & GAS CORP. (A Development Stage

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2007 and 2006


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Company) Notes to Financial Statements March 31, 2007 and 2006 reporting period. Actual results could differ from those estimates.

         d. Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2007, the Company incurred $5,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At March 31, 2007, the Company owed related parties $17,039 for expenses which were paid on behalf of the Company. During the year ended December 31, 2006, the Company issued 10,808,778 shares for the extinguishment of $108,088 of related party debt.

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

NOTE 4 - CONTRIBUTED CAPITAL FOR EXPENSES

         During the 3 months ended March 31, 2007, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 3 months ended March 31, 2007, the company recorded $500 of interest as contributed capital.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2007 and 2006


NOTE 5 - CAPITAL STOCK

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

Item 2.  MANAGEMENT's DISCUSSION and ANALYSIS or PLAN OF OPERATION.
-------------------------------------------------------------------

The following information should be read in conjunction with the financial statements and notes thereto appearing as Part F/S of this Form 10-QSB.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $ 11,234 for the three months ended March 31, 2007 compared to a loss of $ 8,791 for the three months ended March 31, 2006. The increase in the loss for the 2007 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

LIQUIDITY AND CAPITAL RESOURCES

Expenses incurred during 2005 and 2006 and the first three months of 2007, wee paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

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

         o    and other relevant factors.


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


The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its form 8-k to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

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


NET OPERATING LOSS

The Company has accumulated approximately $ 495,000 of net operating loss carryforwards as of March 31, 2007. This loss carry forward may be offset against future taxable income from the year 2007 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 or the three months ended March 31, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.


ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and acting principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

Based upon the required evaluation, our chief executive officer and acting principal financial officer concluded as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

This Item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

This Item is not applicable.


ITEM 5.  OTHER INFORMATION
--------------------------

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



Royal Oil & Gas Corp.
(Registrant)

/s/ Delbert G. Blewett
------------------------------------------
Delbert G. Blewett, President and Director
Acting Principal Accounting Officer
Dated: May 14, 2007


/s/ Fred Hefti
------------------------------------------
Fred Hefti, Secretary and Director
Dated: May 14, 2007