Form 10QSB
period 2007-06-30
Royal Oil & Gas Corp.
filed 2007-08-17
CIK 1373792

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007


[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934


                  For the transition period________to ________


                       COMMISSION FILE NUMBER ____________

                              ROYAL OIL & GAS, CORP
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              UTAH                                           73-1083773
----------------------------------                       ------------------
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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


As of August 10, 2007, the Issuer had 11,355,754 shares of common stock outstanding.


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]



                                         Table of Contents
                                         -----------------





                         PART I - FINANCIAL INFORMATION

         Item 1:  Financial Statements ....................................................    13

         Item 2:  Management's Discussion and Analysis or Plan of Operation ...............    15

         Item 3:  Controls and Procedures .................................................    20



                           PART II - OTHER INFORMATION

         Item 1:  Legal Proceedings .......................................................    21

         Item 2:  Unregistered Sales of Equity Securities
                    and Use of Proceeds ...................................................    21

         Item 3:  Defaults Upon Senior Securities .........................................    21

         Item 4:  Submission of Matters to a Vote of Security Holders .....................    21

         Item 5:  Other Information .......................................................    21

         Item 6:  Exhibits ................................................................    21

                       Signatures .........................................................    22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.
         As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", "ROGC" and "Company" mean Royal Oil & Gas, Corp., unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.






                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)

                              Financial Statements

                                  June 30, 2007






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

Statements of Cash Flows.................................................. 10

Notes to the Financial Statements......................................... 12

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)


                                     ASSETS

                                                                      June 30,
                                                                       2007
                                                                    -----------
CURRENT ASSETS

   Cash                                                             $     5,339
                                                                    -----------

     Total Current Assets                                                 5,339
                                                                    -----------

     TOTAL ASSETS                                                   $     5,339
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                 $    16,194
   Accounts payable - related parties (Note 2)                           31,984
                                                                    -----------

     Total Current Liabilities                                           48,178
                                                                    -----------

     Total Liabilities                                                   48,178
                                                                    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding                 11,356
   Additional paid-in capital                                           491,144
   Deficit accumulated during the development stage                    (545,339)
                                                                    -----------

     Total Stockholders' Equity (Deficit)                               (42,839)
                                                                    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $     5,339
                                                                    ===========




   The accompanying notes are an integral part of these financial statements.


                                               ROYAL OIL & GAS CORP.
                                             Statements of Operations
                                                    (Unaudited)




                                                                                                    From Inception
                                       For the Six Months Ended       For the Three Months Ended     on August 23,
                                                June 30,                      June 30,               1978 through
                                     ----------------------------    ----------------------------      June 30,
                                         2007            2006            2007            2006            2007
                                     ------------    ------------    ------------    ------------    ------------

REVENUE                              $       --      $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative              24,425          22,359          13,691          15,578         385,907
   Depreciation expense                      --              --              --              --             1,095
                                     ------------    ------------    ------------    ------------    ------------

     Total Operating Expenses              24,425          22,359          13,691          15,578         387,002
                                     ------------    ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (24,425)        (22,359)        (13,691)        (15,578)       (387,002)
                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)

   Interest expense                        (1,125)         (2,010)           (625)           --           (28,196)
   Interest income                           --              --              --              --            15,708
   Loss on settlement of debt                --              --              --              --           (59,495)
   Loss on disposal of asset                 --              --              --              --           (64,454)
   Loss on investment                        --              --              --              --           (21,900)
                                     ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expenses)         (1,125)         (2,010)           (625)           --          (158,337)
                                     ------------    ------------    ------------    ------------    ------------

NET LOSS                             $    (25,550)   $    (24,369)   $    (14,316)   $    (15,578)   $   (545,339)
                                     ============    ============    ============    ============    ============


BASIC LOSS PER SHARE                 $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                     ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                           11,355,754      11,355,754      11,355,754      11,355,754
                                     ============    ============    ============    ============


                    The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on August 23, 1978 through June 30, 2007


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


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on August 23, 1978 through June 30, 2007


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


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on August 23, 1978 through June 30, 2007


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


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
             From Inception on August 23, 1978 through June 30, 2007



                                                                                   Deficit
                                                                                 Accumulated
                                              Common Stock          Additional   During the
                                       -------------------------     Paid-in     Development
                                          Shares        Amount       Capital        Stage
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2005                 546,956   $       547   $   390,078   $  (474,059)

Common stock issued for debt
 Conversion at $0.01 per share           8,038,700         8,039        72,348          --

Common stock issued for debt
 conversion at $0.01 per share
                                         1,460,078         1,460        13,141          --

Common stock issued for debt
 conversion at $0.01 per share
                                         1,310,000         1,310        11,790          --

Interest expense contributed related
 to shareholder loans                         --            --           2,662          --

Net loss for the year ended
 December 31, 2006                            --            --            --         (45,730)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2006              11,355,754        11,356       490,019      (519,789)


Interest expense contributed related
 to shareholder loans (Unaudited)             --            --           1,125          --

Net loss for the 6 months ended
 June 30, 2007 (Unaudited)                    --            --            --         (25,550)
                                       -----------   -----------   -----------   -----------

Balance, June 30, 2007 (Unaudited)      11,355,754   $    11,356   $   491,144   $  (545,339)
                                       ===========   ===========   ===========   ===========


         The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                    For the 6 Months Ended      August 23,
                                                           June 30,            1978 Through
                                                 --------------------------      June 30,
                                                     2007           2006           2007
                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (25,550)   $   (24,369)   $  (545,339)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Contributed capital for expenses                   1,125          2,010         28,904
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in prepaid expenses             --             (500)          --
    (Increase) decrease in loans receivable             --             --           63,872
    Increase (decrease) in accounts payable            6,345          1,088         19,480
    Increase (decrease) in accrued liabilities          --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities        (18,080)       (21,771)      (246,565)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                      19,945         27,750        159,961
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities         19,945         27,750        372,332
                                                 -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                            1,865          5,979          5,339

CASH AT BEGINNING OF PERIOD                            3,474           --             --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $     5,339    $     5,979    $     5,339
                                                 ===========    ===========    ===========


         The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                        From
                                                                    Inception on
                                           For the 6 Months Ended    August 23,
                                                  June 30,          1978 Through
                                        --------------------------    June 30,
                                            2007           2006         2007
                                        -----------    -----------  -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

   Taxes                                $     --       $     --     $      475
   Interest                             $     --       $     --     $     --


NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt         $     --       $  108,088   $  216,389
   Common stock issued for services     $     --       $     --     $   36,286
   Common stock issued for investment   $     --       $     --     $   13,500
   Fixed assets for debt                $     --       $     --     $    3,888
   Fixed assets for receivable          $     --       $     --     $    5,475
   Contributed capital for expenses     $    1,125     $    2,010   $   28,904






   The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006

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

          The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company's Annual Report.

          b. Accounting Method

          The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

          c. Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          and expenses during the reporting period. Actual results could differ from those estimates.

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2007, the Company incurred $19,945 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At June 30, 2007, the Company owed related parties $31,984 for expenses which were paid on behalf of the Company. During the year ended December 31, 2006, the Company issued 10,808,778 shares for the extinguishment of $108,088 of related party debt.

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

NOTE 4 - CONTRIBUTED CAPITAL FOR EXPENSES

          During the 6 months ended June 30, 2007, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 6 months ended June 30, 2007, the company recorded $1,125 of interest as contributed capital.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2007 and 2006


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

RESULTS OF OPERATIONS

The Company incurred a net loss of $14,316 for the three-month period ("second quarter") ended June 30, 2007 compared to a net loss of $17,588 for the second quarter of 2006. This 19% decrease in net loss is attributed to decreases in general and administrative expenses and loan interest charged to the shareholders loan account.

For the six months ended June 30, 2007, the Company had a net loss of $25,550 compared to a loss of $24,369 for the comparable 2006 period. The 5% increase in the 2007 period is attributed to increased professional expenses due to our reporting requirements under the Exchange Act, and an increase in general and administration expenses. The increase in net loss was partially offset by a decrease in loan interest charged to the shareholders loan account.

LIQUIDITY AND CAPITAL RESOURCES

Expenses incurred during 2005 and 2006 and the first six months of 2007, were paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

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



The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company, who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as:

     -   available technical, financial and managerial resources;

     -   working capital and other financial requirements;

     -   history of operations, if any;

     -   prospects for the future;

     -   nature of present and expected competition;

     - the quality and experience of management services which may be available and the depth of that management;

     -   potential for further research, development, or exploration;

     - specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company;

     -   potential for growth or expansion;

     - potential for profit; the perceived public recognition or acceptance of products, services or trades;

     -   name identification;

     -   and other relevant factors.



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



The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 4 days following its form 8-k to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.



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

NET OPERATING LOSS

The Company has accumulated approximately $ 545,000 of net operating loss carryforwards as of June 30, 2007. This loss carry forward may be offset against future taxable income from the year 2007 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2006 or the six months ended June 30, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.


ITEM 3.  CONTROLS AND PROCEDURES
-------------------------------

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

Based upon the required evaluation, our chief executive officer and acting principal financial officer concluded as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

This Item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

This Item is not applicable.


ITEM 5.  OTHER INFORMATION
-------------------------

This Item is not applicable.


ITEM 6. EXHIBITS
---------------

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



Royal Oil & Gas Corp.
(Registrant)

/s/ Delbert G. Blewett
------------------------------------------
Delbert G. Blewett, President and Director
Acting Principal Accounting Officer
Dated: Aug. 17, 2007


/s/ Fred Hefti
-----------------------------------------------
Fred Hefti, Secretary and Director
Dated: Aug. 17, 2007