Form 10QSB
period 2007-09-30
Royal Oil & Gas Corp.
filed 2007-11-14
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

117 – 8880 No. 1 Road

Richmond BC, Canada V7C 4C3

(Address of principal executive offices)

(604) 202-3212

(Issuer's telephone number)

Former name, former address and former fiscal year, if changed since last report

N/A

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of November 9, 2007, the Issuer had 11,355,754 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]     No [ x ]

Table of Contents

PART I – FINANCIAL INFORMATION

Item 1: Financial Statements .......................................................................................	3

Item 2: Management's Discussion and Analysis or Plan of Operation ...............	15

Item 3: Controls and Procedures ...............................................................................	20

PART II – OTHER INFORMATION

Item 1: Legal Proceedings ..........................................................................................	21

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds ................	21

Item 3: Defaults Upon Senior Securities ..................................................................	21

Item 4: Submission of Matters to a Vote of Security Holders .............................	21

Item 5: Other Information ..........................................................................................	21

Item 6: Exhibits ...........................................................................................................	21

Signatures .................................................................................................	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

As used in this Quarterly Report on Form 10-QSB, the terms "we", "us", "our", “ROGC” and “our company” mean Royal Oil & Gas, Corp.. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

ROYAL OIL & GAS CORP.

(A Development Stage Company)

Financial Statements

September 30, 2007

CONTENTS

Balance Sheet	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	10

Notes to the Financial Statements	12

ROYAL OIL & GAS CORP.

(A Development Stage Company)

Balance Sheet

(Unaudited)

ASSETS

September 30,

2007

CURRENT ASSETS

Cash	$307

Total Current Assets	307

TOTAL ASSETS	$307

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$22,749
Accounts payable - related parties (Note 2)	31,984

Total Current Liabilities	54,733

Total Liabilities	54,733

STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares

authorized; 11,355,754 shares issued and outstanding	11,356
Additional paid-in capital	491,944
Deficit accumulated during the development stage	(557,726)

Total Stockholders’ Equity (Deficit)	(54,426)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$307

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.

Statements of Operations

(Unaudited)

From Inception
on August,
For the Nine Months Ended	For the Three Months Ended	1978 through
September 30,	September 30,	September 30,
2007	2006	2007	2006	2007

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	36,012	33,552	11,587	11,193	397,494
Depreciation expense -	-	-	-	1,095

Total Operating Expenses	36,012	33,552	11,587	11,193	398,589

LOSS FROM OPERATIONS	(36,012)	(33,552)	(11,587)	(11,193)	(398,589)

OTHER INCOME (EXPENSES)

Interest expense	(1,925)	(2,010)	(800) -	(28,996)
Interest income -	-	-	-	15,708
Loss on settlement of debt -	-	-	-	(59,495)
Loss on disposal of asset -	-	-	-	(64,454)
Loss on investment -	-	-	-	(21,900)

Total Other Income (Expenses)	(1,925)	(2,010)	(800) -	(159,137)

NET LOSS	$(37,937)	$(35,562)	$(12,387)	$(11,193)	$(557,726)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES

OUTSTANDING	11,355,754	7,444,091	11,355,754	11,355,754

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2007

                                                                                                                                  Deficit

                                                                             Accumulated

                                                   Additional                  During the

                                                                Common Stock                          Paid-in                  Development

                                                           Shares                Amount                Capital                        Stage

Balance, August 23, 1978 through
December 31, 1993                                            15,000               $          15                $      7,485                  $       (7,500)

Common stock issued for cash and a
note at $0.50 per share                                   307,000                         307                    148,693                              --

Common stock issued for cash
at $0.75 per share                                            115,333                         115                      86,385                              --

Common stock issued for services
at $0.75 per share                                              20,000                           20                      14,980                              --

Common stock issued for investment
at $0.75 per share                                              18,000                           18                      13,482                              --

Common stock issued and held in escrow

in option to purchase company               150,000                        150                         (150)                              --

Net loss for the year ended
December 31, 1994                                                --                         --                                 --                           (58,609)

Balance, December 31, 1994                           625,333                       625                     270,875                        (66,109)

Common stock issued for cash

at $0.50 per share (Note 4)                    2,000                           2                          9,998                            --

Net loss for the year ended

December 31, 1995                                                --                         --                                 --                          (77,715)

Balance, December 31, 1995                     627,333                     627                     280,873                       (143,824)

Cancellation of shares held in escrow

in option to purchase company                    (150,000)                  (150)                           150                              --

Net loss for the year ended

December 31, 1996                                               --                         --                                 --                        (157,730)

Balance, December 31, 1996                       477,333       $           477                $    281,023                $   (301,194)

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2007

                                                                                                                                  Deficit

                                                                             Accumulated

                                                   Additional                  During the

                                                                Common Stock                          Paid-in                  Development

                                                           Shares                Amount                Capital                        Stage

Balance December 31, 1996                             477,333       $            477           $     281,023              $     (301,194)

Net loss for the year ended

December 31, 1997                                                      --                          --                            --                          (14,040)

Balance December 31, 1997                                   477,333                     477                  281,023                       (315,234)

Common stock issued for debt

at $1.00 per share                                                      35,301                 35                    35,266                           --

Contributed capital for expenses                               --                        --                           1,000                            --

Net loss for the year ended

December 31, 1998                                                       --                        --                            --                                  (7,415)

Balance, December 31, 1998                         512,634                    512                   317,289                       (322,649)

Common stock issued for cash
at $1.40 per share                                                     19,323                      19                     27,402                            --

Common stock issued for services
at $1.40 per share                                                     15,000                      15                     21,271                             --

Net loss for the year ended
December 31, 1999                                                    --                          --                            --                            (53,097)

Balance, December 31, 1999                                546,957                     546                   365,962                    (375,746)

Net loss for the year ended

December 31, 2000                                                    --                          --                            --                            (10,081)

Balance, December 31, 2000                        546,957                     546                  365,962                     (385,827)

Interest expense contibuted related

to shareholder loans                                     --                         --                          2,795                             --

Net loss for the year ended

December 31, 2001                                                    --                          --                             --                          (14,879)

Balance, December 31, 2001                               546,957           $        546           $   368,757            $   (400,706)

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2007

                                                                                                                                  Deficit

                                                                             Accumulated

                                                   Additional                  During the

                                                                  Common Stock                          Paid-in                  Development

                                                           Shares                Amount                Capital                        Stage

Balance, December 31, 2001                      546,957     $              546          $      368,757             $         (400,706)

Interest expense contributed related
to shareholder loans                                                --                          --                          3,466                        --

Net loss for the year ended

December 31, 2002                                                    --                             --                         --                            (15,466)

Balance, December 31, 2002                       546,957                        546               372,223                        (416,172)

Interest expense contributed related
to shareholder loans                                                --                            --                        4,665                               --

Net loss for the year ended

December 31, 2003                                                    --                           --                           --                          (16,954)

Balance, December 31, 2003                        546,957                      546                376,888                        (433,126)

Interest expense contributed related
to shareholder loans                                                  --                         --                         5,902                               --

Net loss for the year ended

December 31, 2004                                                     --                          --                          --                               (18,644)

Balance, December 31, 2004                        546,957                     546                 382,790                        (451,770)

Difference due to rounding                               19                         1                           (1)                              --

Interest expense contributed related

to shareholder loans                                     --                          --                         7,289                       --

Net loss for the year ended

December 31, 2005                                                       --                            --                              --                     (22,289)

Balance, December 31, 2005                               546,976          $           547             $     390,078               $   (474,059)

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2007

                                                                                                                                   Deficit

                                                                              Accumulated

                                                    Additional                  During the

                                                                   Common Stock                           Paid-in                  Development

                                                           Shares                  Amount                Capital                        Stage

Balance, December 31, 2005                           546,956        $           547         $      390,078              $      (474,059)

Common stock issued for debt
Conversion at $0.01 per share                      8,038,700                  8,039                   72,348                             --

Common stock issued for debt
conversion at $0.01 per share                      1,460,078                  1,460                    13,141                            --

Common stock issued for debt
conversion at $0.01 per share                      1,310,000                  1,310                    11,790                            --

Interest expense contributed related

to shareholder loans                                        --                         --                          2,662                            --

Net loss for the year ended

December 31, 2006                                                        --                          --                             --                        (45,730)

Balance, December 31, 2006                       11,355,754                 11,356                  490,019                   (519,789)

Interest expense contributed related

to shareholder loans (Unaudited)                        --                      --                         1,925                         --

Net loss for the 9 months ended

September 30, 2007 (Unaudited)                           --                          --                             --                        (37,937)

Balance, September 30, 2007

(Unaudited)                                                          11,355,754         $     11,356           $   491,944         $  (557,726)

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.
(A Development Stage Company)
Statements of Cash Flows

(Unaudited)

                                                                                                                               From

                                                                         Inception on

                                                                                            August 23

                                                                     For the nine months ended                       1978 Through

                                                                                                        September 30                                     September 30

                                                                      2007                              2006                             2007

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                              $     (37,937)                        $     (35,562)              $     (557,726)
     Adjustments to reconcile net loss to
       net cash used by operating activities:
          Contributed capital for expenses                      1,925                                    2,010                          29,704
          Stock for services                                                  --                                          --                              36,286
          Decline in value of assets                                    --                                          --                               21,900
          Depreciation                                                           --                                          --                                2,136
          Loss on disposal of asset                                    --                                          --                               64,454
          Loss on settlement of debt                                  --                                          --                               60,042
     Change in operating assets and liabilities:

          Decrease in loans receivable                                 --                                          --                               63,872

            Increase in accounts payable                           12,900                                       940                           26,035
            Increase in accrued liabilities                                 --                                         --                             1,700

               Net Cash (Used)

                   by Operating Activities                              (23,112                                  (32,612)                   (251,597)

CASH FLOWS FROM INVESTING ACTIVITIES

     Advances on notes receivable                                     --                                          --                            (123,914)
     Collection of notes receivable                                       --                                         --                                73,000
     Purchase of investments                                                --                                         --                              (72,854)
     Sale of fixed assets                                                           --                                         --                                    3,340

               Net Cash (Used)

                   by Investing Activities                                     --                                          --                          (120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

     Advances from related parties                                 19,945                                  34,750                          159,961
     Proceeds from loans payable                                        --                                          --                                    4,950

     Net stock offering proceeds                                          --                                         --                           207,421

             Net Cash Provided

                  by Financing Activities                                19,945                                     34,750                       372,332

 INCREASE (DECREASE) IN CASH                             (3,167)                                    2,138                                307

CASH AT BEGINNING OF PERIOD                              3,474                                      --                                  --

CASH AT END OF PERIOD                                  $           307                             $        2,138               $            307

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.

(A Development Stage Company)

Statements of Cash Flows (Continued)

(Unaudited)

From
Inception on
August 23,
For the 9 Months Ended	1978 Through
September 30,	September 30,
2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$-	$-	$475
Interest	$-	$-	$-

NON-CASH FINANCING ACTIVITIES:

Common stock issued for debt	$-	$108,088	$216,389
Common stock issued for services	$-	$-	$36,286
Common stock issued for investment	$-	$-	$13,500
Fixed assets for debt	$-	$-	$3,888
Fixed assets for receivable	$-	$-	$5,475
Contributed capital for expenses	$1,925	$2,010	$29,704

The accompanying notes are an integral part of these financial statements.

ROYAL OIL & GAS CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

ROYAL OIL & GAS CORP. (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who’s the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., the Company had forward and reverse splits of its common stock in 1989 and 1993, respectively. All accompanying stockholders’ equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report.

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

September 30, 2007 and 2006

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

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2007, the Company incurred $19,945 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At September 30, 2007, the Company owed related parties $31,984 for expenses which were paid on behalf of the Company. During the year ended December 31, 2006, the Company issued 10,808,778 shares for the extinguishment of $108,088 of related party debt.

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

During the 9 months ended September 30, 2007, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 9 months ended September 30, 2007, the company recorded $1,925 of interest as contributed capital.

ROYAL OIL & GAS CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2007 and 2006

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

Item 2. MANAGEMENT’s DISCUSSION and ANALYSIS or PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $ 37,937 for the nine months ended September 30, 2007 compared to a loss of $ 35,562 for the nine months ended September 30, 2006. The increase in the loss for the 2007 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

LIQUIDITY AND CAPITAL RESOURCES

Expenses incurred during 2005 and 2006 and the first nine months of 2007, were paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

PLAN OF OPERATION:

GENERAL BUSINESS PLAN

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. The Company may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

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

This discussion of the proposed criteria is not meant to be restrictive of the Company’s virtually unlimited discretion to research for and enter into potential business opportunities.

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

ACQUISITION OF OPPORTUNITIES

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that the present management and shareholders of the Company will no longer be in control of the Company. In addition, it is likely that the Company’s officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination and the Company is no longer a blank check company. Until such time as this occurs, the Company will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the “Code”).

With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

The Company will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, and will include miscellaneous other terms.

The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. The Company is subject all of the reporting requirements included in the Exchange Act. Included in these requirements is the duty of the Company to file audited financial statements as part of or within 60 days following its form 8-k to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company’s compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of the present management of the Company.

COMPETITION

The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

NET OPERATING LOSS

The Company has accumulated approximately $ 557,000 of net operating loss carryforwards as of September 30, 2007. This loss carry forward may be offset against future taxable income from the year 2007 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended Decemer 31, 2006 or the nine months ended September 30, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

ITEM 3. CONTROLS AND PROCEDURES

- ------------------------------

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

Based upon the required evaluation, our chief executive officer and acting principal financial officer concluded as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

-------------------------

There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

This Item is not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

This Item is not applicable.

ITEM 5.    OTHER INFORMATION

This Item is not applicable.

ITEM 6.    EXHIBITS

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

(Registrant)

/s/ Delbert G. Blewett

------------------------------------------

Delbert G. Blewett, President and Director

Acting Principal Accounting Officer

Dated: November 9, 2007

/s/ Fred Hefti

-----------------------------------------------

Fred Hefti, Secretary and Director

Dated: November 9, 2007