Form 10KSB
period 2007-12-31
Royal Oil & Gas Corp.
filed 2008-04-15
CIK 1373792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2007
                                             -----------------

                              ROYAL OIL & GAS CORP.
                              ---------------------
               (Name of Small Business Registrant in its charter)

             Utah                                        73-1083773
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification no.)

              117 - 8880 No. 1 Road
              Richmond BC, Canada                        V7C 4C3
              ----------------------------------------  ----------
              *(Address of principal executive offices) (Zip Code)

                                 (604) 202-3212 (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

Title of each class                                           N/A

Name of each exchange on which registered                     N/A

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $0.001 par value per share
                                (Title of class)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. Common Stock -- 11,355,754 shares as of March 21, 2008

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----

Item 1.     Description of Business.........................................   4

Item 2.     Description of Property.........................................  12

Item 3.     Legal Proceedings...............................................  12

Item 4.     Submission of Matters to a Vote of Security Holders.............  12

Item 5.     Market for Common Equity and Related Stockholder Matters........  12


                                     PART II

Item 6.     Management's Discussion and Analysis or Plan of Operation.......  14

Item 7      Financial Statements............................................  19

Item 8.     Changes In and Disagreements With Accountants
               on Accounting and Financial Disclosure.......................  19

Item 8A(T). Controls and Procedures.........................................  19

Item 8B.        Other Information...........................................  20


                                    PART III

Item 9.     Directors, Executive Officers, Promoters, Control Persons
                and Corporate Governance; Compliance With Section 16(a)
                of the Exchange ............................................  20

Item 10.    Executive Compensation..........................................  21

Item 11.    Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters............................  22

Item 12     Certain Relationships and Related Transactions,
                 and Director Independence..................................  23

Item 13.    Exhibits........................................................  23

 Item 14.   Principal Accountant Fees and Services..........................  23


Signatures..................................................................  40

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

Current Business Activities
---------------------------

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

Rights of Stockholders
----------------------

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

Competition
-----------

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

Employees
---------

     As of the date hereof, the Company does not have any employees and has no plans for retaining employees until such time as the Company's business warrants the expense, or until the Company successfully acquires or merges with an operating business. The Company may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities
----------

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

Industry Segments
-----------------

     No information is presented regarding industry segments. The Company is presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included herein in response to Part F/S of this Form 10-SB for a report of the Company's operating history for the past two fiscal years.

Risk Factors Related to the Company's Business
----------------------------------------------

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

     Lack of Market Research or Marketing Organization.
     ---------------------------------------------------------------------------
     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. Even in the event demand exists for a merger or acquisition of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

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

Item 2.      Description of Property
             -----------------------

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses office space for administration at 117 -8880 No. 1 Road, Richmond British Columbia, V7C 43C.

Item 3.      Legal Proceedings.
             ------------------

     There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 4.      Submission of Matters to a Vote of Security Holders.
             ----------------------------------------------------

     No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year ended December 31, 2007.

Item 5.      Market for Common Equity and Related Stockholder Matters.
             ---------------------------------------------------------

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

     As of December 31, 2007, there were approximately 150 holders of record of the Company's common stock. Because all of the outstanding shares of common stock were issued pursuant to exemptions under the 1933 Act, for purposes of this report, all of the shares are considered restricted securities.

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

Dividend Policy
---------------

     The Company has not declared or paid cash dividends or made distributions in the past on its common stock, and does not anticipate paying cash dividends or making distributions in the foreseeable future. The Company currently intends to retain and invest any future earnings to finance operations.

Transfer Agent
--------------

     The Company has designated as its transfer agent, Standard Registrar & Transfer Company, Inc. (Former: Atlas Stock Transfer), 12528 South 1840 East, Draper, Utah 84020.

                                     PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

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

Results of Operations

     The Company has not reported any revenues and incurred a net loss of $50,730 for the year ended December 31, 2007 compared to a loss of $45,730 for the year ended December 31, 2006. The losses for both years are attributed primarily to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources
-------------------------------

     Expenses incurred during 2006 and 2007, were paid by stockholders. The Company expects to continue to rely on the stockholder to pay its expenses, because it has no cash reserves or sources of revenues, until such time that the Company completes a merger with an existing, operating company. There is no assurance that the Company will complete such a merger or that the stockholder will continue indefinitely to pay its expenses.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Plan of Operation
-----------------

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

Net Operating Loss
------------------

     The Company has accumulated approximately $540,000 of net operating loss carryforwards as of December 31, 2007. This loss carry forward may be offset against future taxable income from the year 2006 through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because the Company presently has no operations.

Recent Accounting Pronouncements
--------------------------------

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FINA 48"), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statement tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. It also establishes a fair value hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material impact on our financial condition, results of operation or liquidity.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest In Consolidated Financial Statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statement. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its financial position, results of operations, or cash flows.

Item 7.      Financial Statements
             --------------------

     The Company's financial statements for the fiscal years ended December 31, 2007 and 2006, have been examined to the extent indicated in their reports by H J & Associates, LLC, independent certified public accountants. The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to Regulation S-B as promulgated by the SEC and are attached following Item. 14, of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
             -----------------------------------------------------------

      This Item is not Applicable.

Item 8A(T). Controls and Procedures
            -----------------------

         Evaluation of Disclosure Controls and Procedures
         ------------------------------------------------

         As of the end of the period covered by this annual report, management, with the participation of our chief executive officer and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures", as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, our chief executive officer and principal accounting officer concluded that as of December 31, 2007, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

     (i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

     (ii) accumulated and communicated to our management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

         In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment.

         Management's Annual Report on Internal Control Over Financial Reporting
         -----------------------------------------------------------------------

         Management of Royal Oil & Gas is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

     o provide reasonable assurance that the transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

         Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         Management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting - Guidance for Smaller Public Companies. Based on our assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

         Changes in Internal Control over Financial Reporting
         ----------------------------------------------------

            There have been no significant changes in our internal controls over financial reporting or in other factors that could materially affect, or would be likely to materially affect, our internal controls over financial reporting subsequent to the date we carried out our evaluation.

Item 8B.  Other Information
          -----------------

      This Item is not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

     The Directors and Officers of the Company are:

Name:                  Age:    Position:            Served as a Director since:
-----                  ----    ---------            ---------------------------
Delbert G. Blewett     73      President/Director   May 25, 1995
Fred Hefti             75      Secretary/Director   April 20, 1995
Glen Buckler           65      Treasurer/Director   August 14, 2000

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

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2006.

Code of Ethics
--------------

     We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 10.  Executive Compensation.
          -----------------------

     The following table sets forth information regarding executive compensation for the Company's officers and directors. No executive officer has received compensation in excess of $100,000.


     The directors have received the following stock awards for services rendered.

Names and                                                             Stock
Principal            Fiscal                           Other           Awards
Position             Year        Salary     Bonus     Compensation    or Options
---------            ------      ------     -----     ------------    ----------
Delbert Blewett
President            2000           --      5,000         N/A             N/A

Fred Hefti           2000           --      5,000          --
Secretary            2003        600,000                180,000           N/A

Glen Buckler         2000           --       --          10,000
Treasurer            2002        600,000                150,000           N/A

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
          --------------------------------------------------------------

     The following table sets forth information, to the best of the Company's knowledge, as of March 21, 2008, with respect to each person known by the Company to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.
                                                       Amount of
Name and Address                                       Beneficial     Percentage
of Beneficial Owner                                    Ownership      of Class
-------------------                                    ----------     ----------
Directors & Officers
--------------------
Delbert G. Blewett         117-8880 No. 1 Road           5,000           0.04%
                           Richmond BC, Canada

Emac Holdings Ltd. (controlled by D. Blewett)        6,926,593          61.00%



Fred Hefti                 1663 Canford Rd.            785,000           6.91%
                           Merritt BC, Canada

Glen Buckler               305 15895-84th Ave.         760,000           6.69%
                           Surrey BC, Canada        ----------           -----

All directors and executive officers
  As a group (3 persons)                             8,476,593          74.64%
                                                    ----------          ------
     5% Shareholders

Berta Furrer              Schmerikonerstr. 29          625,000           5.50%
                          8733-Eschenbach,
                          Switzerland

Margrit Kaelin            Stutzstrasse 18              624,334           5.50%
                          8834-Schindellegi,
                          Switzerland

Peter Thaler              Sommerlistr. 3               764,487           6.73%
+Thaler Consultants       9000-St.Gallen, Switzerland

Item 12.  Certain Relationships and Related Transactions
          and Director Independence
          ----------------------------------------------

     No director or officer, nominee for election as a director, security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's voting securities, or any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same home as such person or who is a director or officer of any parent or subsidiary of the Company, has had any transaction or series of transactions since inception of the Company, or has any presently proposed transactions to which the Company was or is to be a party during 2007, in which any of such persons had or is to have any direct or material interest.

Item 13. Exhibits

Exhibit No.     Exhibit Name
-----------     ------------

3.1*            Articles of Incorporation and Amendments

3.2*            By-Laws

4.1* Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation)

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification of Chief Accounting  Officer Pursuant to 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------

      * Filed as Exhibit to Form 10-SB registration statement filed August 31, 2006.

Item 14. Principal Accountant Fees and Services
         --------------------------------------

     The following are the fees billed us by our auditors, H J & Associates, LLC, a professional corporation, respectively, for services rendered thereby during 2006 and 2005:

                                     2007                  2006
                                  ----------           ----------
Audit Fees                        $   13,250           $    6,140
                                  ----------           ----------
Audit Related Fees                $     --             $     --
                                  ----------           ----------
Tax Fees                          $    3,250           $     --
                                  ----------           ----------
All Other Fees                    $     --             $     --
                                  ----------           ----------
Total                             $   16,500           $    6,140
                                  ----------           ----------

Audit Fees
----------

            Consist of the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Forms 10-QSB and for any other services that were normally provided by HJ & Associates, LLC in connection with our statutory and regulatory filings or engagements.

Audit Related Fees
------------------

N/A

Tax Fees
--------

N/A

All Other Fees
--------------

N/A

Before the auditors are engaged to provide us audit or non-audit services, such engagement is (without exception, required to be) approved by the Audit Committee of our Board of Directors.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS

                                December 31, 2007

                                    CONTENTS

Report of Independent Registered Accounting Firm............................  26

Balance Sheet...............................................................  27

Statements of Operations....................................................  28

Statements of Stockholders' Equity (Deficit)................................  29

Statements of Cash Flows ...................................................  33

Notes to the Financial Statements ..........................................  35

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Royal Oil & Gas Corporation
(A Development Stage Company)
Vancouver, British Columbia

We have audited the accompanying balance sheet of Royal Oil & Gas Corporation (a development stage company) as of December 31, 2007 and the related statements of operations, stockholders equity (deficit), and cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on August 23, 1978 through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Royal Oil & Gas Corporation (a development stage company) as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006 and from inception of the development stage on August 23, 1978 through December 31, 2007 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assertion about the effectiveness of Royal Oil & Gas Corporation's (a development stage company) internal control over financial reporting as of December 31, 2007 included in the accompanying "Management's Annual Report on Internal Control Over Financial Reporting" and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
April 14, 2008

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                                  Balance Sheet


                                     ASSETS

                                                                   December 31,
                                                                      2007

CURRENT ASSETS

   Cash                                                            $       270

     Total Current Assets                                                  270
                                                                   -----------

     TOTAL ASSETS                                                  $       270
                                                                   ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                $    24,630
   Accounts payable - related parties (Note 2)                          41,984
                                                                   -----------

     Total Current Liabilities                                          66,614
                                                                   -----------

     Total Liabilities                                                  66,614
                                                                   -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding                11,356
   Additional paid-in capital                                          492,819
   Deficit accumulated during the development stage                   (570,519)
                                                                   -----------

     Total Stockholders' Equity (Deficit)                              (66,344)
                                                                   -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $       270
                                                                   ===========





   The accompanying notes are an integral part of these financial statements.


                                          ROYAL OIL & GAS CORP.
                                      (A Development Stage Company)
                                        Statements of Operations




                                                                                          From
                                                                                      Inception on
                                                           For the Years Ended          August 23,
                                                               December 31            1978 Through
                                                      ----------------------------    December 31,
                                                          2007            2006            2007
                                                      ------------    ------------    ------------

REVENUE                                               $       --      $       --      $       --
                                                      ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative                               47,930          43,068         409,912
   Depreciation expense                                       --              --             1,095
                                                      ------------    ------------    ------------


     Total Operating Expenses                               47,930          43,068         410,507
                                                      ------------    ------------    ------------

LOSS FROM OPERATIONS                                       (47,930)        (43,068)       (410,507)
                                                      ------------    ------------    ------------


                            OTHER INCOME (EXPENSES)

   Interest expense                                         (2,800)         (2,662)        (29,871)
   Interest income                                            --              --            15,708
   Gain (loss) on settlement of debt                          --              --           (59,495)
   Loss on disposal of asset                                  --              --           (64,454)
   Loss on investment                                         --              --           (21,900)
                                                      ------------    ------------    ------------

     Total Other Income (Expense)                           (2,800)         (2,662)       (160,012)
                                                      ------------    ------------    ------------


   NET LOSS                                           $    (50,730)   $    (45,730)   $   (570,519)
                                                      ============    ============    ============

BASIC LOSS PER SHARE                                  $      (0.00)   $      (0.01)
                                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     11,355,754       8,430,045
                                                      ============    ============



           The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
           From Inception on August 23, 1978 through December 31, 2007


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


                                     ROYAL OIL & GAS CORP.
                                 (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit) (Continued)
                  From Inception on August 23, 1978 through December 31, 2007



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


                                     ROYAL OIL & GAS CORP.
                                 (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit) (Continued)
                  From Inception on August 23, 1978 through December 31, 2007

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



                                     ROYAL OIL & GAS CORP.
                                 (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit) (Continued)
                  From Inception on August 23, 1978 through December 31, 2007


                                                                                   Deficit
                                                                                 Accumulated
                                               Common Stock         Additional    During the
                                       --------------------------    Paid-in     Development
                                          Shares        Amount       Capital         Stage
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2005                 546,956   $       547   $   390,078   $  (474,059)
Common stock issued for debt
 Conversion at $0.01 per share
                                         8,038,700         8,039        72,348          --
Common stock issued for debt
 conversion at $0.01 per share
                                         1,460,078         1,460        13,141          --
Common stock issued for debt
 conversion at $0.01 per share
                                         1,310,000         1,310        11,790          --
Interest expense contributed related
 to shareholder loans                         --            --           2,662          --

Net loss for the year ended
 December 31, 2006                            --            --            --         (45,730)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2006              11,355,754        11,356       490,019      (519,789)
Interest expense contributed related
 to shareholder loans                         --            --           2,800          --

Net loss for the year ended
 December 31, 2007                            --            --            --         (50,730)
                                       -----------   -----------   -----------   -----------


Balance, December 31, 2007              11,355,754   $    11,356   $   492,819   $  (570,519)
                                       ===========   ===========   ===========   ===========



         The accompanying notes are an integral part of these financial statements.


                                   ROYAL OIL & GAS CORP.
                               (A Development Stage Company)
                                 Statements of Cash Flows


                                                                                  From
                                                                               Inception on
                                                    For the years ended         August 23,
                                                        December 31,           1978 Through
                                                 --------------------------    December 31,
                                                    2007            2006          2007
                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (50,730)   $   (45,730)   $  (570,519)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Contributed capital for expenses                   2,800          2,662         30,579
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in loans receivable             --             --           63,872
    Increase (decrease) in accounts payable           14,781          6,802         27,916
    Increase (decrease) in accrued liabilities          --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities        (33,149)       (36,266)      (261,634)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                      29,945         39,740        169,961
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities         29,945         39,740        382,332
                                                 -----------    -----------    -----------

(DECREASE) INCREASE IN CASH                           (3,204)         3,474            270

CASH AT BEGINNING OF PERIOD                            3,474           --             --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $       270    $     3,474    $       270
                                                 ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                                  From
                                                                               Inception on
                                                    For the years ended         August 23,
                                                        December 31,           1978 Through
                                                 --------------------------    December 31,
                                                    2007            2006          2007
                                                 -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Taxes                                          $     --      $     --       $      475
   Interest                                       $     --      $     --       $     --


NON-CASH FINANCING ACTIVITIES:

   Common stock issued for debt                   $     --      $  108,088     $  216,389
   Common stock issued for investment             $     --      $     --       $   13,500
   Fixed assets for debt                          $     --      $     --       $    3,888
   Fixed assets for receivable                    $     --      $     --       $    5,475




         The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2007 and 2006

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

          When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

          Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.


         Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

                                                For the Years Ended
                                                    December 31,
                                                 2007          2006
                                            -----------    -----------

        Deferred tax asset: NOL Carryover   $   211,273    $   192,580
        Deferred tax liabilities:                  --             --
        Valuation allowance                    (211,273)      (192,580)
                                            -----------    -----------

                                            $      --      $      --
                                            ===========    ===========

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2007 and 2006


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                            For the Years Ended
                                                December 31,
                                             2007          2006
                                        -----------    -----------

                  Book loss             $   (19,785)   $   (17,830)
                  Interest                    1,092          1,040
                  Valuation allowance        18,693         17,790
                                        -----------    -----------

                                        $      --      $      --
                                        ===========    ===========


         At December 31, 2007, the Company had net operating loss carryforwards of approximately $ 540,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         The Company adopted the provisions of SFAS Interpretation 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with SFAS 5, "Accounting for Contingencies." As required by FIN 48, which clarifies SFAS 109, "Accounting for Income Taxes," the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open.

         The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company has not filed tax returns. The statute of limitations will not begin until tax returns are filed. Once returns are filed, the three year period for the statute will begin to run.

         The  Company's  policy is to  recognize  interest  accrued  related  to
         unrecognized   tax  benefits  in  interest  expense  and  penalties  in
         operating expenses.

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

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2007 and 2006

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         f. Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                      December 31,
                                                  2007           2006
                                              -----------    -----------

             Numerator - loss                     (50,730)   $   (45,730)
             Denominator - weighted average
             number of shares outstanding      11,355,754      8,430,045
                                              -----------    -----------

             Loss per share                   $     (0.00)   $     (0.01)
                                              ===========    ===========


g.       Recently Adopted Accounting Standards

         In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FINA 48") Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, which prescribes comprehensive guidelines for recognizing, measuring, presenting and disclosing in the financial statement tax positions taken or expected to be taken on tax returns. FIN 48, effective for fiscal years beginning after December 15 2006, seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The company will adopt SFAS 157 for financial assets and liabilities on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company's financial statements.

         In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans. This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           December 31, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest In Consolidated Financial Statements. SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statement. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. This statement is effective for fiscal years beginning after December 15, 2008. The Company does not believe that SFAS No. 160 will have a material impact on its financial position, results of operations, or cash flows.

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2007, the Company incurred $29,945 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At December 31, 2007, the Company owed related parties $41,984 for expenses which were paid on behalf of the Company. During the year ended December 31, 2007, the Company issued no shares.

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

NOTE 4 - CONTRIBUTED CAPITAL FOR EXPENSES

         During the 12 months ended December 31, 2007 and 2006, interest on a note payable to a related party was accrued at the interest rate of 10%. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the year ended December 31, 2007, the company recorded $2,800 of interest as contributed capital.

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



                             Royal Oil & Gas Corp.
                                  (Registrant)

                             /s/ Delbert G. Blewett
                             -----------------------------------------------
                             Delbert G. Blewett, President and Director
                             Dated: April 15, 2008

                             /s/ Fred Hefti
                             -----------------------------------------------
                             Fred Hefti, Secretary and Director
                             Dated: April 15, 2008