Form 10-Q
period 2007-12-31
Royal Oil & Gas Corp.
filed 2008-05-20
CIK 1373792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-52206

                              ROYAL OIL & GAS CORP.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Utah                                            73-1083773
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


               117 - 8880 No. 1 Road, Richmond BC, Canada V7C 4C3
                    (Address of principal executive offices)

                                 (604) 202-3212 (Registrant's  telephone number,
              including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

              Large accelerated filer   [ ]       Accelerated filer          [ ]
              Non-accelerated filer     [ ]       Smaller reporting company  [X]
              (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                           Outstanding as of May 18, 2008
-----------------------------              ------------------------------
Common Stock, $.001 par value                        11,355,754

                                TABLE OF CONTENTS


Heading                                                                     Page
-------                                                                     ----

                         PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements............................................  3

Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 16

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...... 20

Item 4(T).   Controls and Procedures......................................... 20


                          PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings............................................... 21

Item 1A.     Risk Factors.................................................... 21

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..... 21

Item 3.      Defaults Upon Senior Securities................................. 21

Item 4.      Submission of Matters to a Vote of Securities Holders........... 21

Item 5.      Other Information............................................... 21

Item 6.      Exhibits........................................................ 21

             Signatures...................................................... 22

                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.









                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 2008

                                    CONTENTS


Balance Sheets............................................................  5

Statements of Operations..................................................  6

Statements of Stockholders' Equity (Deficit)..............................  7

Statements of Cash Flows.................................................. 11

Notes to the Financial Statements......................................... 13


                                     ROYAL OIL & GAS CORP.
                                 (A Development Stage Company)
                                        Balance Sheets

                                            ASSETS



                                                                   March 31,     December 31,
                                                                     2008           2007
                                                                  (Unaudited)     (Audited)
                                                                  -----------    -----------
CURRENT ASSETS
   Cash                                                           $     8,934    $       270
   Prepaid expenses                                                     1,763           --
                                                                  -----------    -----------

     Total Current Assets                                              10,697            270
                                                                  -----------    -----------
                                                                       10,697            270
                                                                  -----------    -----------

     TOTAL ASSETS                                                 $    10,697    $       270
                                                                  ===========    ===========




                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                               $    28,004    $    24,630
   Accounts payable - related parties (Note 2)                         61,984         41,984
                                                                  -----------    -----------

     Total Current Liabilities                                         89,988         66,614
                                                                  -----------    -----------

     Total Liabilities                                            $    89,988         66,614
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
    authorized; 11,355,754 shares issued and outstanding               11,356         11,356
   Additional paid-in capital                                         494,211        492,819
   Deficit accumulated during the development stage                  (584,858)      (570,519)
                                                                  -----------    -----------

     Total Stockholders' Equity (Deficit)                             (79,291)       (66,344)
                                                                  -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $    10,697    $       270
                                                                  ===========    ===========




   The accompanying notes are an integral part of these financial statements.


                                        ROYAL OIL & GAS CORP.
                                      Statements of Operations
                                             (Unaudited)

                                                                                        From
                                                                                      Inception on
                                                                                       August 23,
                                                         For the 3 Months Ended       1978 Through
                                                               March 31,                March 31,
                                                      ----------------------------    ------------
                                                          2008            2007            2008
REVENUE                                               $       --      $       --      $       --
                                                      ------------    ------------    ------------

OPERATING EXPENSES

   General and administrative                               12,947          10,734         422,359
   Depreciation expense                                       --              --             1,095
                                                      ------------    ------------    ------------


     Total Operating Expenses                               12,947          10,734        (423,454)
                                                      ------------    ------------    ------------


LOSS FROM OPERATIONS                                       (12,947)        (10,734)       (423,454)
                                                      ------------    ------------    ------------


                            OTHER INCOME (EXPENSES)

   Interest expense                                         (1,392)           (500)        (31,263)
   Interest income                                            --              --            15,708
   Loss on settlement of debt                                 --              --           (59,495)
   Loss on disposal of asset                                  --              --           (64,454)
   Loss on investment                                         --              --           (21,900)
                                                      ------------    ------------    ------------



     Total Other Income (Expenses)                          (1,392)           (500)       (161,404)
                                                      ------------    ------------    ------------


   NET LOSS                                           $    (14,339)   $    (11,234)   $   (584,858)
                                                      ============    ============    ============



BASIC LOSS PER SHARE                                  $      (0.00)   $      (0.00)
                                                      ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     11,355,754      11,355,754
                                                      ============    ============





   The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on August 23, 1978 through March 31, 2008


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


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on August 23, 1978 through March 31, 2008

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



                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on August 23, 1978 through March 31, 2008

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


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
            From Inception on August 23, 1978 through March 31, 2008



                                                                                   Deficit
                                                                                 Accumulated
                                               Common Stock        Additional   During the
                                       -------------------------    Paid-in      Development
                                          Shares         Amount     Capital         Stage
                                       -----------   -----------   -----------   -----------
Balance, December 31, 2005                 546,956   $       547   $   390,078   $  (474,059)

Common stock issued for debt
 Conversion at $0.01 per share
                                         8,038,700         8,039        72,348          --

Common stock issued for debt
 conversion at $0.01 per share
                                         1,460,078         1,460        13,141          --

Common stock issued for debt
 conversion at $0.01 per share
                                         1,310,000         1,310        11,790          --

Interest expense contributed related
 to shareholder loans                         --            --           2,662          --

Net loss for the year ended
 December 31, 2006                            --            --            --         (45,730)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2006              11,355,754        11,356       490,019      (519,789)

Interest expense contributed related
 to shareholder loans                         --            --           2,800          --

Net loss for the year ended
 December 31, 2007                            --            --            --         (50,730)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2007              11,355,754        11,356       492,819      (570,519)

Interest expense contributed related
 to shareholder loans (Unaudited)             --            --           1,392          --

Net loss for the 3 months ended
 March 31, 2008 (Unaudited)                   --            --            --         (14,339)
                                       -----------   -----------   -----------   -----------

Balance, March 31, 2008 (Unaudited)     11,355,754   $    11,356   $   494,211   $  (584,858)
                                       ===========   ===========   ===========   ===========




   The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                    For the 3 Months Ended      August 23,
                                                          March 31,            1978 Through
                                                 --------------------------      March 31,
                                                     2008           2007           2007
                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                      $   (14,339)   $   (11,234)   $  (584,858)
   Adjustments to reconcile net loss
    to net cash used by operating activities:
    Contributed capital for expenses                   1,392            500         31,971
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    (Increase) decrease in prepaid expenses           (1,763)          --           (1,763)
    (Increase) decrease in loans receivable             --             --           63,872
    Increase (decrease) in accounts payable            3,374          4,952         31,290
    Increase (decrease) in accrued liabilities          --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities        (11,336)        (5,782)      (272,970)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                      20,000          5,000        189,961
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities         20,000          5,000        402,332
                                                 -----------    -----------    -----------

INCREASE (DECREASE) IN CASH                            8,664           (782)         8,934

CASH AT BEGINNING OF PERIOD                              270          3,474           --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $     8,934    $     2,692    $     8,934
                                                 ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                    For the 3 Months Ended      August 23,
                                                          March 31,            1978 Through
                                                 --------------------------      March 31,
                                                     2008           2007           2007
                                                 -----------    -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Taxes                                         $     --       $     --       $      475
   Interest                                      $     --       $     --       $     --


NON-CASH FINANCING OR INVESTING ACTIVITIES:

   Common stock issued for debt                  $     --       $     --       $  216,389
   Common stock issued for investment            $     --       $     --       $   13,500
   Fixed assets for debt                         $     --       $     --       $    3,888
   Fixed assets for receivable                   $     --       $     --       $    5,475
   Contributed capital for expenses              $    1,392     $      500     $   31,971









   The accompanying notes are an integral part of these financial statements.

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2008 and 2007

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

          The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and the notes thereto included in the Company's Annual Report.


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

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2008 and 2007

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          d. Cash and Cash Equivalents

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


          e. Recently Adopted Accounting Standards

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 also establishes presentation and

                              ROYAL OIL & GAS CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                             March 31, 2008 and 2007

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, SFAS 159 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not believe that SFAS No. 159 will have a material impact on its financial position, results of operations or cash flows.


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $20,000 in related-party debt. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At March 31, 2008, the Company owed related parties $61,984 for expenses which were paid on behalf of the Company.


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


NOTE 4 -  CONTRIBUTED CAPITAL FOR EXPENSES

          During the 3 months ended March 31, 2008, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in
          Capital. During the 3 months ended March 31, 2008, the company recorded $1,392 of interest as contributed capital.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     As used in this quarterly report the terms "we", "us", "our", "ROGC" and "our company" refer to Royal Oil & Gas Corp., unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

     We are considered a development stage company with nominal assets and/or capital and with no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of reports with the SEC, have been paid for by advances from stockholders, which are evidenced on our financial statements as accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

     We incurred a net loss of $14,339 for the three months ended March 31, 2008 compared to a loss of $11,234 for the three months ended March 31, 2007. The increase in the loss for the 2008 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

     Expenses incurred during 2006 and 2007 and the first three months of 2008, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

     In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Net Operating Loss

     We have accumulated approximately $585,000 of net operating loss carryforwards as of March 31, 2008. This loss carry forward may be offset against future taxable income from the year 2008 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 or the three months ended March 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations. Plan of Operations.

     General Business Plan

     Our primary purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation having a class of securities registered under the Securities Exchange Act of 1934. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the company no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with and entity that has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital, to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish one or more wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity may be complex and extremely risky. Management believes, but has not conducted any research to confirm, that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms of incentive stock options or similar benefits to key employees, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of locating attractive opportunities difficult and complex.

     The company has, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as the following:

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

     The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act. We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within a reasonable period of time after closing of the proposed transaction.

     We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders of the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

     We will not restrict our search for any specific kind of business entity, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, perceived advantages which our company may offer.

     Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing the our business purposes. Outside consultants or advisors may be used to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target company, as we have only limited cash assets with which to pay such obligation.

     Following any business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

     A potential target company may have an agreement with a consultant or advisor requiring that the services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

     Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management and shareholders will no longer be in control of our company. In addition, it is likely that our officers and directors will, as part of the terms of the transaction, resign and be replaced by one or more new officers and directors.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an available exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and the company is no longer a shell company. Until such time as this occurs, we will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in our securities, may depress the market value of the securities in the future if, such a market develops, of which there is no assurance.

     While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and, accordingly, structure the acquisition in a "tax-free" reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the "Code").

     With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of our company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition that we effect can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

     We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto that may:

     o   specify certain events of default;

     o detail the terms of closing and the conditions that must be satisfied by the parties prior to and after such closing;

     o outline the manner of bearing costs, including costs associated with attorneys and accountants; and

     o   include miscellaneous other terms.

     We will not acquire or merge with any entity that cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements of the Exchange Act including the duty of to file Form 8-K containing audited financial statements of the acquired entity within four days following consummation of a merger or acquisition. If such audited financial statements are not available at closing or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at our discretion.

     Competition

     We are an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than our company. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Forward-Looking and Cautionary Statements

     This report  includes  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements may relate to such matters as anticipated financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters.

     When used in this report, the words "may," "will," expect," anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

     o the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

     o uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

     o volatility of the stock market, particularly within the technology sector; and

     o   general economic conditions.

     Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations cannot guarantee future results, levels of activity, performance or achievements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

     This item is not required for a smaller reporting company.

Item 4(T).        Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer, to allow timely decisions regarding required disclosures.

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

     There are no material pending legal proceedings to which we are a party or to which any of our property is subject and, to the best of our knowledge, no such actions against us are contemplated or threatened.

Item 1A. Risk Factors

     This item is not required for a smaller reporting company.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

     This Item is not applicable.

Item 3.       Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.       Other Information

     This Item is not applicable.

Item 6.  Exhibits

         Exhibit 31.1 Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         Exhibit 32.1 Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ROYAL OIL & GAS CORP.



Date: May 20, 2008               By: /S/  DELBERT G. BLEWETT
                                    ----------------------------------------
                                         Delbert G. Blewett
                                         President, C.E.O. and Director
                                         (Acting Principal Accounting Officer)