Form 10-Q
period 2008-06-30
QUINTANA GOLD RESOURCES CORP.
filed 2008-08-14
CIK 1373792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission File Number 000-52206

                          QUINTANA GOLD RESOURCES CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                              Royal Oil & Gas Corp.
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                               Outstanding as of Aug 11, 2008
-----------------------------                    ------------------------------
Common Stock, $.001 par value                             25,990,868

                                TABLE OF CONTENTS


Heading                                                                                Page
-------                                                                                ----

                                PART  I    --   FINANCIAL INFORMATION

Item 1.      Financial Statements.....................................................   3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................................  15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............  19

Item 4(T).   Controls and Procedures..................................................  19


                                PART II   --   OTHER INFORMATION

Item 1.      Legal Proceedings........................................................  20

Item 1A.     Risk Factors.............................................................  20

Item 2       Unregistered Sales of Equity Securities and Use of Proceeds..............  20

Item 3.      Defaults Upon Senior Securities..........................................  20

Item 4.      Submission of Matters to a Vote of Securities Holders....................  20

Item 5.      Other Information........................................................  20

Item 6.      Exhibits.................................................................  20

             Signatures...............................................................  21


                         PART I -- FINANCIAL INFORMATION

Item 1.       Financial Statements

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.








                          QUINTANA GOLD RESOURCES CORP.
                        (formerly Royal Oil & Gas Corp.)
                          (A Development Stage Company)

                              Financial Statements

                                  June 30, 2008






                                    CONTENTS


Balance Sheets..............................................................  4

Statements of Operations....................................................  5

Statements of Stockholders' Equity (Deficit)................................  6

Statements of Cash Flows.................................................... 10

Notes to the Financial Statements........................................... 12

                                 QUINTANA GOLD RESOURCES CORP.
                               (formerly Royal Oil & Gas Corp.)
                                 (A Development Stage Company)
                                        Balance Sheets

                                            ASSETS


                                                                    June 30,     December 31,
                                                                      2008           2007
                                                                   Unaudited       Audited
                                                                   ---------       -------

CURRENT ASSETS

   Cash                                                           $    10,884            270
   Prepaid expenses                                                     1,730           --
                                                                  -----------    -----------

     Total Current Assets                                              12,614            270
                                                                  -----------    -----------

     TOTAL ASSETS                                                 $    12,614    $       270
                                                                  ===========    ===========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                               $    28,373    $    24,630
   Payables - related parties (Note 2)                                   --           41,984
                                                                  -----------    -----------

      Total Current Liabilities                                        28,373         66,614
                                                                  -----------    -----------


      Total Liabilities                                                28,373         66,614
                                                                  -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 50,000,000 shares
   authorized; 25,990,868 shares issued and outstanding                25,991         11,356
   Additional paid-in capital                                         563,081        492,819
   Deficit accumulated during the development stage                  (604,831)      (570,519)
                                                                  -----------    -----------

     Total Stockholders' Equity (Deficit)                             (15,759)       (66,344)
                                                                  -----------    -----------

     TOTAL LIABILITIES
       AND STOCKHOLDERS' EQUITY (DEFICIT)                         $    12,614    $       270
                                                                  ===========    ===========





           The accompanying notes are an integral part of these financial statements.


                                            QUINTANA GOLD RESOURCES CORP.
                                          (formerly Royal Oil & Gas Corp.)
                                              Statements of Operations
                                                     (Unaudited)



                                                                                                         From
                                                                                                     Inception on
                                        For the 6 Months Ended          For the 3 Months Ended        August 23,
                                               June 30,                        June 30,              1978 Through
                                     ------------    ------------    ------------    ------------       June 30,
                                          2008           2007            2008            2007            2008
                                     ------------    ------------    ------------    ------------    ------------
REVENUE                              $       --      $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------    ------------


OPERATING EXPENSES

   General and administrative              31,399          24,425          18,452          13,691         440,811
   Depreciation expense                      --              --              --              --             1,095
                                     ------------    ------------    ------------    ------------    ------------


     Total Operating Expenses              31,399          24,425          18,452          13,691         441,906
                                     ------------    ------------    ------------    ------------    ------------


LOSS FROM OPERATIONS                      (31,399)        (24,425)        (18,452)        (13,691)       (441,906)
                                     ------------    ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSES)

   Interest expense                        (2,913)         (1,125)         (1,521)           (625)        (32,784)
   Interest income                           --              --              --              --
                                                                                                           15,708
   Loss on settlement of debt                --              --              --              --
                                                                                                          (59,495
   Loss on disposal of asset                 --              --              --              --           (64,454)

   Loss on investment                        --              --              --              --           (21,900)
                                     ------------    ------------    ------------    ------------    ------------


     Total Other Income (Expenses)         (2,913)         (1,125)         (1,521)           (625)       (162,925)
                                     ------------    ------------    ------------    ------------    ------------



   NET LOSS                          $    (34,312)   $    (25,550)   $    (19,973)   $    (14,316)   $   (604,831)
                                     ============    ============    ============    ============    ============

BASIC LOSS PER SHARE                 $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                     ============    ============    ============    ============

WEIGHTED AVERAGE SHARES
OUTSTANDING                            22,783,582      22,711,508      22,856,656      22,711,508
                                     ============    ============    ============    ============




                     The accompanying notes are an integral part of these financial statements.



                                  QUINTANA GOLD RESOURCES CORP.
                                (formerly Royal Oil & Gas Corp.)
                                  (A Development Stage Company)
                          Statements of Stockholders' Equity (Deficit)
                     From Inception on August 23, 1978 through June 30, 2008



                                                                                       Deficit
                                                                                     Accumulated
                                               Common Stock           Additional     During the
                                        --------------------------     Paid-in       Development
                                           Shares         Amount        Capital         Stage
                                        -----------    -----------    -----------    -----------
Balance, August 23, 1978 through
 December 31, 1993                           30,000    $        30    $     7,470    $    (7,500)

Common stock issued for cash and a
 note at $0.25 per share                    614,000            614        148,386           --

Common stock issued for cash
 at $0.375 per share                        230,666            231         86,269           --

Common stock issued for services
 at $0.375 per share                         40,000             40         14,960           --

Common stock issued for investment
 at $0.375 per share                         36,000             36         13,464           --

Common stock issued and held in
 escrow in option to purchase               300,000            300           (300)          --
 company

Net loss for the year ended
 December 31, 1994                             --             --             --          (58,609)
                                        -----------    -----------    -----------    -----------

Balance, December 31, 1994                1,250,666          1,251        270,249        (66,109)

Common stock issued for cash
 at $0.25 per share                           4,000              4          9,996           --

Net loss for the year ended
 December 31, 1995                             --             --             --          (77,715)
                                        -----------    -----------    -----------    -----------

Balance, December 31, 1995                1,254,666          1,255        280,245       (143,824)

Cancellation of shares held in escrow
 in option to purchase company             (300,000)          (300)           300           --

Net loss for the year ended
 December 31, 1996                             --             --             --         (157,370)
                                        -----------    -----------    -----------    -----------

Balance December 31, 1996                   954,666    $       955    $   280,545    $  (301,194)
                                        -----------    -----------    -----------    -----------



               The accompanying notes are an integral part of these financial statements.



                                  QUINTANA GOLD RESOURCES CORP.
                                (formerly Royal Oil & Gas Corp.)
                                  (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit) (Continued)
                     From Inception on August 23, 1978 through June 30, 2008



                                                                                    Deficit
                                                                                 Accumulated
                                               Common Stock         Additional    During the
                                        --------------------------   Paid-in      Development
                                           Shares        Amount      Capital        Stage
                                        -----------   -----------  -----------   -----------


Balance December 31, 1996                  954,666   $       955   $   280,545   $  (301,194)

Net loss for the year ended
 December 31, 1997                            --            --            --         (14,040)
                                       -----------   -----------   -----------   -----------

Balance December 31, 1997                  954,666           955       280,545      (315,234)

Common stock issued for debt
 at $0.50 per share                         70,602            70        35,231          --

Contributed capital for expenses              --            --           1,000          --

Net loss for the year ended
 December 31, 1998                            --            --            --          (7,415)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 1998               1,025,268         1,025       316,776      (322,649)

Common stock issued for cash
 at $0.70 per share                         38,646            38        27,383          --

Common stock issued for services
 at $0.70 per share                         30,000            30        21,256          --

Net loss for the year ended
 December 31, 1999                            --            --            --         (53,097)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 1999               1,093,914         1,093       365,415      (375,746)

Net loss for the year ended
 December 31, 2000                            --            --            --         (10,081)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2000               1,093,914         1,093       365,415      (385,827)

Interest expense contributed related
 to related party payables                    --            --           2,795          --

Net loss for the year ended
 December 31, 2001                            --            --            --         (14,879)
                                       -----------   -----------   -----------   -----------

Balance, December 31, 2001               1,093,914   $     1,093   $   368,210   $  (400,706)
                                       -----------   -----------   -----------   -----------


           The accompanying notes are an integral part of these financial statements.



                                  QUINTANA GOLD RESOURCES CORP.
                                (formerly Royal Oil & Gas Corp.)
                                  (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit) (Continued)
                     From Inception on August 23, 1978 through June 30, 2008


                                                                                    Deficit
                                                                                 Accumulated
                                               Common Stock         Additional    During the
                                        --------------------------   Paid-in      Development
                                           Shares        Amount      Capital        Stage
                                        -----------   -----------  -----------   -----------

Balance, December 31, 2001               1,093,914   $     1,093   $   368,210    $  (400,706)

Interest expense contributed related
 to related party payables                    --            --           3,466           --

Net loss for the year ended
 December 31, 2002                            --            --            --          (15,466)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2002               1,093,914         1,093       371,676       (416,172)

Interest expense contributed related
 to related party payables                    --            --           4,665           --

Net loss for the year ended
 December 31, 2003                            --            --            --          (16,954)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2003               1,093,914         1,093       376,341       (433,12)

Interest expense contributed related
 to related party payables                    --            --           5,902           --

Net loss for the year ended
 December 31, 2004                            --            --            --          (18,644)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2004               1,093,914         1,093       382,243       (451,770)

Difference due to rounding                      38             2            (2)          --

Interest expense contributed related
 to related party payables                    --            --           7,289           --

Net loss for the year ended
 December 31, 2005                            --            --            --          (22,289)
                                       -----------   -----------   -----------    -----------

Balance, December 31, 2005               1,093,952   $     1,095   $   389,530    $  (474,059)
                                       -----------   -----------   -----------    -----------



           The accompanying notes are an integral part of these financial statements.

                                  QUINTANA GOLD RESOURCES CORP.
                                (formerly Royal Oil & Gas Corp.)
                                  (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit) (Continued)
                     From Inception on August 23, 1978 through June 30, 2008

                                                                                          Deficit
                                                                                        Accumulated
                                                       Common Stock        Additional   During the
                                                -----------------------     Paid-in     Development
                                                   Shares      Amount       Capital        Stage
                                                ----------- -----------   -----------   -----------

Balance, December 31, 2005                      1,093,952   $     1,095   $   389,530   $  (474,059)

Common stock issued for debt
 Conversion at $0.005 per share                16,077,400        16,077        64,310          --

Common stock issued for debt
 conversion at $0.005 per share                 2,920,156         2,920        11,681          --

Common stock issued for debt
 conversion at $0.005 per share                 2,620,000         2,620        10,480          --

Interest expense contributed related
 to related party payables                           --            --           2,662          --

Net loss for the year ended
 December 31, 2006                                   --            --            --         (45,730)
                                              -----------   -----------   -----------   -----------

Balance, December 31, 2006                     22,711,508        22,712       478,663      (519,789)

Interest expense contributed related
 to related party payables                           --            --           2,800          --

Net loss for the year ended
 December 31, 2007                                   --            --            --         (50,730)
                                              -----------   -----------   -----------   -----------

Balance, December 31, 2007                     22,711,508        22,712       481,463      (570,519)

Interest expense contributed related
 to related party payables (Unaudited)               --            --           2,913          --

Common stock issued for debt
 conversion at $0.025 per share (Unaudited)     3,279,360         3,279        78,705          --

Net loss for the 6 months ended
 June 30, 2008 (Unaudited)                           --            --            --         (34,312)
                                              -----------   -----------   -----------   -----------

Balance, June 30, 2008 (Unaudited)             25,990,868   $    25,991   $   563,081   $  (604,831)
                                              ===========   ===========   ===========   ===========



            The accompanying notes are an integral part of these financial statements.


                          QUINTANA GOLD RESOURCES CORP.
                        (formerly Royal Oil & Gas Corp.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                   From
                                                                               Inception on
                                                   For the 6 Months Ended        August 23,
                                                          June 30,             1978 Through
                                                 --------------------------       June 30,
                                                    2008            2007            2008
                                                 -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $   (34,312)   $   (25,550)   $  (604,831)
   Adjustments to reconcile net loss to
    net cash used by operating activities:
    Contributed capital for expenses                   2,913          1,125         33,492
    Stock for services                                  --             --           36,286
    Decline in value of assets                          --             --           21,900
    Depreciation                                        --             --            2,136
    Loss on disposal of asset                           --             --           64,454
    Loss on settlement of debt                          --             --           60,042
   Change in operating assets and liabilities:
    Increase in prepaid expenses                      (1,730)          --           (1,730)
    Decrease in loans receivable                        --             --           63,872
    Increase in accounts payable                       3,743          6,345         31,659
    Increase in accrued liabilities                     --             --            1,700
                                                 -----------    -----------    -----------

      Net Cash (Used) by Operating Activities        (29,386)       (18,080)      (291,020)
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances on notes receivable                         --             --         (123,914)
   Collection of notes receivable                       --             --           73,000
   Purchase of investments                              --             --          (72,854)
   Sale of fixed assets                                 --             --            3,340
                                                 -----------    -----------    -----------

    Net Cash (Used) by Investing Activities             --             --         (120,428)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Advances from related parties                      40,000         19,945        209,961
   Proceeds from loans payable                          --             --            4,950
   Net stock offering proceeds                          --             --          207,421
                                                 -----------    -----------    -----------

    Net Cash Provided by Financing Activities         40,000         19,945        422,332
                                                 -----------    -----------    -----------

INCREASE IN CASH                                      10,614          1,865         10,884

CASH AT BEGINNING OF PERIOD                              270          3,474           --
                                                 -----------    -----------    -----------

CASH AT END OF PERIOD                            $    10,884    $     5,339    $    10,884
                                                 ===========    ===========    ===========


        The accompanying notes are an integral part of these financial statements.




                                  QUINTANA GOLD RESOURCES CORP.
                                (formerly Royal Oil & Gas Corp.)
                                  (A Development Stage Company)
                              Statements of Cash Flows (Continued)
                                           (Unaudited)


                                                                                   From
                                                                               Inception on
                                                     For the 6 Months Ended     August 23,
                                                            June 30,           1978 Through
                                                    ------------------------     June 30,
                                                       2008         2007           2008
                                                    -----------  -----------   -----------

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
   Taxes                                            $     --     $     --     $      475
   Interest                                         $     --     $     --     $     --


NON-CASH FINANCING or INVESTING ACTIVITIES:

   Common stock issued for debt                     $   81,984   $     --     $  298,373
   Common stock issued for investment               $     --     $     --     $   13,500
   Fixed assets for debt                            $     --     $     --     $    3,888
   Fixed assets for receivable                      $     --     $     --     $    5,475









        The accompanying notes are an integral part of these financial statements.

                          QUINTANA GOLD RESOURCES CORP.
                        (formerly Royal Oil & Gas Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.        Organization

          QUINTANA GOLD RESOURCES CORP. (formerly Royal Oil & Gas Corp.) (the "Company") was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who's the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., and on June 27, 2008 the company's Board of Directors, based on the authority given by unanimous consent by the Stockholders Meeting, passed a resolution to change the Company's name to QUINTANA GOLD RESOURCES CORP., the Company had a forward split of its common stock in 1989,a reverse split in 1993 and a forward split in 2008. All accompanying stockholders' equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

          The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and the notes thereto included in the Company's Annual Report.


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

                          QUINTANA GOLD RESOURCES CORP.
                        (formerly Royal Oil & Gas Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007

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


NOTE 2 -  RELATED PARTY TRANSACTIONS

          The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $40,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company's books as a necessary part of funding the Company's operations. At June 30, 2008, the Company owed related parties $0 for expenses which were paid on behalf of the Company.


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

                          QUINTANA GOLD RESOURCES CORP.
                        (formerly Royal Oil & Gas Corp.)
                          (A Development Stage Company)
                          Notes to Financial Statements
                             June 30, 2008 and 2007


NOTE 4 -  CONTRIBUTED CAPITAL FOR EXPENSES

          During the 6 months ended June 30, 2008, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 6 months ended June 30, 2008, the company recorded $2,913 of interest as contributed capital.


NOTE 5 -  CAPITAL STOCK

          On June 26, 2008, the Company issued 3,279,360 shares of common stock at $0.025 per share to a related party as payment of the related party loan balance of $41,984 at December 31, 2007 and as payment of shareholder loans of $40,000 incurred during the six months ended June 26, 2008.

          On June 27, 2008, the Company decided to effect a forward split of its issued and outstanding stock at a rate of two for one shares (2:1) bringing the total issued and outstanding stock to 25,990,868 common voting shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

     As used in this quarterly report the terms "we", "us", "our", "QGRC" and "our company" refer to Quintana Gold Resources Corp. (formerly Royal Oil & Gas Corp.), unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

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

Results of Operations

     We incurred a net loss of $34,312 for the six months ended June 30, 2008 compared to a loss of $25,550 for the six months ended June 30, 2007. The increase in the loss for the 2008 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

     Expenses incurred during 2007 and 2008 and the first six months of 2008, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

     In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Net Operating Loss

     We have accumulated approximately $605,000 of net operating loss carryforwards as of June 30, 2008. This loss carry forward may be offset against future taxable income from the year 2008 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 or the six months ended June 30, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

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

     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

     Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

     On June 26, 2008, we issued 3,279,360 shares of common stock (post split as per Item 5 below) to a related party in consideration for conversion of debt valued at $81,984 ($0.025 per share). The shares were issued pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.      Defaults Upon Senior Securities

     This Item is not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

     This Item is not applicable.

Item 5.      Other Information

     On June 27, 2008, we effected a forward stock split of our issued and outstanding shares of common stock on a two shares for one share basis. As a result of the stock split, we have a total of 25,990,868 shares outstanding. Also, we have changed our corporate name to Quintana Gold Resources Corp. and filed Articles of Amendment with the State of Utah on August 11, 2008 to reflect the change.

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


                                   QUINTANA GOLD RESOURCES CORP.
                                   (formerly Royal Oil & Gas Corp.)



Date: August 14, 2008              By: /S/ DELBERT G. BLEWETT
                                      ----------------------------------------
                                           Delbert G. Blewett
                                           President, C.E.O. and Director
                                           (Acting Principal Accounting Officer)