Form 10-Q
period 2008-09-30
QUINTANA GOLD RESOURCES CORP.
filed 2008-11-14
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2008

[	]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-52206

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(Exact name of registrant as specified in its charter)

Utah	73-1083773
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

117 – 8880 No. 1 Road, Richmond BC, Canada V7C 4C3

(Address of principal executive offices)

(604) 202-3212

(Registrant’s telephone number, including area code)

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

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                  YesX No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 13, 2008

Common Stock, $0.001 par value	25,990,868

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4(T).	Controls and Procedures	19

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

        QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Financial Statements

September 30, 2008

CONTENTS

Balance Sheets	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	7

Notes to the Financial Statements	8

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Balance Sheet

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$ 10,226	$ 270
Prepaid expenses	730	-

Total Current Assets	10,956	270

TOTAL ASSETS	$ 10,956	$ 270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 39,387	$ 24,630
Payables - related parties (Note 2)	-	41,984

Total Current Liabilities	39,387	66,614

TOTAL LIABILITIES	39,387	66,614

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 and 22,711,508 shares issued and outstanding, respectively	25,991	22,712
Additional paid-in capital	563,081	481,463
Deficit accumulated during the development stage	(617,503)	(570,519)

Total Stockholders' Equity (Deficit)	(28,431)	(66,344)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 10,956	$ 270
(DEFICIT)

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,		From Inception on August 23, 1978 Through September 30,
	2008	2007	2008	2007	2008

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	44,071	36,012	12,672	11,587	453,483
Depreciation expense	-	-	-	-	1,095

Total Operating Expenses	44,071	36,012	12,672	11,587	454,578

LOSS FROM OPERATIONS	(44,071)	(36,012)	(12,672)	(11,587)	(454,578)

OTHER INCOME (EXPENSES)
Interest expense	(2,913)	(1,925)	-	(800)	(32,784)
Interest income	-	-	-	-	15,708
Loss on settlement of debt	-	-	-	-	(59,495)
Loss on disposal of asset	-	-	-	-	(64,454)
Loss on investment	-	-	-	-	(21,900)

Total Other Income (Expenses)	(2,913)	(1,925)	-	(800)	(162,925)

NET LOSS	$ (46,984)	$ (37,937)	$ (12,672)	$ (12,387)	$ (617,503)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	24,377,133	22,711,508	25,990,868	22,711,508

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, August 23, 1978 through
December 31, 1993	30,000	$ 30	$ 7,470	$ (7,500)

Common stock issued for cash and a
note at $0.25 per share	614,000	614	148,386	-

Common stock issued for cash
at $0.375 per share	230,666	231	86,269	-

Common stock issued for cash
at $0.375 per share	40,000	40	14,960	-

Common stock issued for cash
at $0.375 per share	36,000	36	13,464	-

Common stock issued and held in
escrow in option to purchase company	300,000	300	(300)	-

Net loss for the year ended
December 31, 1994	-	-	-	(58,609)

Balance, December 31, 1994	1,250,666	1,251	270,249	(66,109)

Common stock issued for cash
at $ 0.25 per share	4,000	4	9,996	-

Net loss for the year ended
December 31, 1995	-	-	-	(77,715)

Balance, December 1995	1,254,666	1,255	280,245	(143,824)

Cancellation of shares held in escrow
in option to purchase company	(300,000)	(300)	300	-

Net loss for the year ended
December 31, 1996	-	-	-	(157,370)

Balance December 31, 1996	954,666	$ 955	$ 280,545	$ (301,194)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1996	954,666	$ 955	$ 280,545	$ (301,194)

Net loss for the year ended
December 31, 1997	-	-	-	(14,040)

Balance, December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for cash and a
note at $0.50 per share	70,602	70	35,231	-

Contributed capital for expenses	-	-	1,000	-

Net loss for the year ended
December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,025	316,776	(322,649)

Common stock issued for cash
at $0.70 per share	38,646	38	27,383	-

Common stock issued for cash
at $0.70 per share	30,000	30	21,256	-

Net loss for the year ended
December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended
December 31, 2000	-	-	-	(10,081)

Balance, December 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed related
to related party payables	-	-	2,795	-

Net loss for the year ended
December 31, 2001	-	-	-	(14,879)

Balance December 31, 2001	1,093,914	$ 1,093	$ 368,210	$ (400,706)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through September 30, 2008

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2001	1,093,914	$ 1,093	$ 368,210	$ (400,706)

Interest expense contributed related
to related party payables	-	-	3,466	-

Net loss for the year ended
December 31, 2002	-	-	-	(15,466)

Balance, December 31, 2002	1,093,914	1,093	371,676	(416,172)

Interest expense contributed related
to related party payables	-	-	4,665	-

Net loss for the year ended
December 31, 2003	-	-	-	(16,954)

Balance, December 31, 2003	1,093,914	1,093	376,341	(433,126)

Interest expense contributed related
to related party payables	-	-	5,902	-

Net loss for the year ended
December 31, 2004	-	-	-	(18,644)

Balance, December 31, 2004	1,093,914	1,093	382,243	(451,770)

Difference due to rounding	38	2	(2)	-

Interest expense contributed related
to related party payables	-	-	7,289	-

Net loss for the year ended
December 31, 2005	-	-	-	(22,289)

Balance, December 31, 2005	1,093,952	$ 1,095	$ 389,530	$ (474,059)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through September 30, 2008
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$ 1,095	$ 389,530	$ (474,059)

Common stock issued for debt
Conversion at $0.005 per share	16,077,400	16,077	64,310	-

Common stock issued for debt
Conversion at $0.005 per share	2,920,156	2,920	11,681	-

Common stock issued for debt
Conversion at $0.005 per share	2,620,000	2,620	10,480	-

Interest expense contributed related
to related party payables	-	-	2,662	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,663	(519,789)

Interest expense contributed related
to related party payables	-	-	2,800	-

Net loss for the year ended
December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	22,712	481,463	(570,519)

Interest expense contributed related
to related party payables (Unaudited)	-	-	2,913	-

Common stock issued for debt
Conversion at $0.025 per share (Unaudited)	3,279,360	3,279	78,705	-

Net loss for the period ended
September 30, 2008 (Unaudited)	-	-	-	(46,984)

Balance, September 30, 2008 (Unaudited)	25,990,868	$ 25,991	$ 563,081	$ (617,503)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From
			Inception on
			August 23,
	For the 9 Months Ended		1978 Through
	September 30,		September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (46,984)	$ (37,937)	$ (617,503)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	2,913	1,925	33,492
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	(730)	-	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	14,757	12,900	42,673
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(30,044)	(23,112)	(291,678)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	40,000	19,945	209,961
Proceeds from loans payable	-	-	4,950

Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	40,000	19,945	422,332

INCREASE (DECREASE) IN CASH	9,956	(3,167)	10,226

CASH AT BEGINNING OF PERIOD	270	3,474	-

CASH AT END OF PERIOD	$ 10,226	$ 307	$ 10,226

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

From
Inception on
August 23,
	For the 9 Months Ended		1978 Through
	September 30,		September 30,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ 81,984	$ -	$ 298,373
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

September 30, 2008 and 2007

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

QUINTANA GOLD RESOURCES CORP. (formerly Royal Oil & Gas Corp.) (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who’s the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., and on June 27, 2008 the company’s Board of Directors, based on the authority given by unanimous consent by the Stockholders Meeting, passed a resolution to change the Company’s name to QUINTANA GOLD RESOURCES CORP., the Company had a forward split of its common stock in 1989,a reverse split in 1993 and a forward split in 2008. All accompanying stockholders’ equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements for the year ended December 31, 2007 and the notes thereto included in the Company’s Annual Report.

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

September 30, 2008 and 2007

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

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $40,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At September 30, 2008, the Company owed related parties $0 for expenses which were paid on behalf of the Company.

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

September 30, 2008 and 2007

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES

During the 9 months ended September 30, 2008, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 9 months ended September 30, 2008, the company recorded $2,913 of interest as contributed capital.

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

As used in this quarterly report the terms "we", "us", "our", “QGRC” and “our company” refer to QUINTANA GOLD RESOURCES CORP. (formerly Royal Oil & Gas Corp.), unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

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

Results of Operations

We incurred a net loss of $46,984 for the nine months ended September 30, 2008 compared to a loss of $37,937 for the nine months ended September 30, 2007. The increase in the loss for the 2008 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

Expenses incurred during 2007 and 2008 and the first nine months of 2008, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 617,000 of net operating loss carryforwards as of September 30, 2008. This loss carry forward may be offset against future taxable income from the year 2008 through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2007 or the nine months ended September 30, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

General Business Plan

Our primary purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation having a class of securities registered under the Securities Exchange Act of 1934. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with an entity that has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital, to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish one or more wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors who are not professional business analysts. In analyzing prospective business opportunities, management will consider such matters as the following:

●	available technical, financial and managerial resources;

●	working capital and other financial requirements;

●	history of operations, if any;

●	prospects for the future;

●	nature of present and expected competition;

●	the quality and experience of management services which may be available and the depth of that management;

●	potential for further research, development, or exploration;

●	specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the company;

●	potential for growth or expansion;

●	potential for profit; the perceived public recognition or acceptance of products, services or trades;

●	name identification; and

●	other relevant factors.

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

We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an available exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and the company is no longer a shell company. Until such time as this occurs, we will not register any additional securities. The issuance of additional securities and their potential sale into any trading market which may develop in our securities, may depress the market value of the securities in the future if, such a market develops, of which there is no assurance

.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and, accordingly, structure the acquisition in a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended (the “Code”).

With respect to any merger or acquisition negotiations with a target company, management expects to focus on the percentage of our company that target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition that we effect can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto that may:

●	specify certain events of default;

●	detail the terms of closing and the conditions that must be satisfied by the parties prior to and after such closing;

●	outline the manner of bearing costs, including costs associated with attorneys and accountants; and

●	include miscellaneous other terms.

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

●	the sufficiency of existing capital resources and the ability to raise additional capital to fund cash requirements for future operations;

●	uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

●	volatility of the stock market, particularly within the technology sector; and

●	general economic conditions.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)

Date: November 14, 2008	By: /S/ DELBERT G. BLEWETT

Delbert G. Blewett

President, C.E.O. and Director

(Acting Principal Accounting Officer)