Form 10-K
period 2008-12-31
QUINTANA GOLD RESOURCES CORP.
filed 2009-03-31
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

[	]	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number: 000-52206

QUINTANA GOLD RESOURCES CORP.

(Exact name of registrant as specified in its charter)

Utah	73-1083773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

117 – 8880 No. 1 Road, Richmond BC, Canada V7C 4C3

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:	(604) 202-3212

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                       Yes [   ] No [ X ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                             Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [ X ] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 30, 2009 was 25,990,868

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

QUINTANA GOLD RESOURCES CORP.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	3

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	8

Item 2.	Properties	8

Item 3.	Legal Proceedings	8

Item 4.	Submission of Matter to a Vote of Security Holders	8

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	9

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 8.	Financial Statements and Supplementary Data	14

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14

Item 9A(T).	Controls and Procedures	14

Item 9B	Other Information	15

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	16

Item 11.	Executive Compensation	17

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	17

Item 13.	Certain Relationships and Related Transactions and Director Independence	18

Item 14.	Principal Accounting Fees and Services	18

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	19

Signatures	38

PART I

Item 1.	Business.

Business Development

History

Quintana Gold Resources Corp. was organized on August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988 the company changed its name to Kellard Marble, Inc. and on March 13, 1989, it changed its name to Who's the Greatest. On May 15, 1994, the company changed its name to SwissAmera Enterprises, Inc. and on July 9, 2001 the company again changed its name to current Royal Oil & Gas Corp. Finally, on June 27, 2008. the company changed its name to the current Quintana Gold Resources Corp.

Our initial authorized capitalization was 50,000 shares of common stock and we originally issued 15,000 shares, which shares were subsequently returned to the Company and cancelled. During 1983 and 1984, the Company issued 15,000 shares for cash and services rendered. In May 1988, the Company amended its Articles of Incorporation to change its name to Kellard Marble, Inc. and increase the authorized capitalization to 10,000,000 shares of common stock. The company developed and operated a `Marble Mine' in the Province of British Columbia Canada. Operations on the mine were ceased in late 1988. On March 2, 1989, the company effected a forward split of its issued shares on a forty (40) shares for one (1) share basis, which increased the issued and outstanding shares of common stock to 600,000 shares. On March 13, 1989, the company changed its name to Who's the Greatest. The company planned to acquire the rights to certain syndicated Television Shows, but was not able to raise the necessary funds.

On March 14, 1994, the company changed its name to SwissAmera Enterprises, Inc. and on May 15, 1994, it effected a reverse split of its issued and outstanding shares on a one (1) share for twenty (20) shares basis, which decreased the outstanding common stock to 30,000 shares.

In July 1994, the company issued an aggregate of 920,666 shares of common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended (the "Securities Act"). The shares were issued as follows:

●	614,000 shares at $ 0.25 per share for cash and a note;

●	230,666 shares at $ 0.375 per share for cash;

●	40,000 shares at $ 0.375 per share for services rendered; and

●	36,000 shares at $ 0.375 per share for a cash advance for the Adams Ranch Oil & Gas Project visibility study.

The company acquired an option to the Adams Ranch situated in the `Medina County, Texas' with the intent to develop and produce the existing Oil & Gas reserves on the Ranch. The company engaged the services of Tejas Petroleum Engineers, Inc., Dallas Texas' to complete a visibility study on the Adams Ranch

Project. Due to the fact that the Oil Reserves were `heavy oils' and could not be recovered through conventional methods, and the Gas Reserves were insufficient, the company decided not to continue with the Project.

On July 22, 1994, the company issued 300,000 shares for an option to acquire a telecommunications company. The shares were held in escrow, which increased the outstanding stock, including the escrowed shares to 1,250,666.

In 1995, the company issued 4,000 shares of common stock in a private transaction for cash at $2.50 per share, which increased the outstanding stock to 1,254,666 shares.

In 1996, the company elected not to exercise the option given in 1994 and the shares issued in July 1994 and held in escrow were returned to the company's treasury and retired, decreasing the outstanding stock to 954,666 shares.

In 1998, the company issued 70,602 shares of common stock valued at $0.50 per share in exchange for debt, which increased the outstanding stock to 1,025,268 shares.

In 1999, the company issued 38,646 shares of common stock for cash at $0.70 per share, and 30,000 shares for services rendered valued at $0.70 per share, increasing the total shares outstanding to 1,093,914.

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

From 1995 to 2005, the company researched several opportunities in the Oil & Gas Industry, but at all occasions the company was unable to raise the necessary funding due to the fact that the company's stock was not trading on any exchange. Therefore the company decided in 2005 to investigate the possibility of filing a registration statement with the SEC and to seek to have its shares quoted on the OTC Bulletin Board.

On December 31, 2005, the company caused a reverse split of its outstanding common stock on a one share for 10 shares basis, reducing its outstanding stock from 10,939,144 shares to 1,093,952 (adjusted to rounding). All references to common stock have been retroactively restated.

On March 28, 2006, the company issued 16,077,400 shares of common stock at $0.005 per share in payment of a shareholder loan of $80,387 as recorded at December 31, 2005, increasing its issued and outstanding stock to 17,171,352 shares.

On March 31, 2006, the company issued 2,920,156 shares of common stock valued at $0.005 per share in payment of a shareholder loan of $14,601 as recorded on March 31, 2006, increasing its issued and outstanding stock to 20,091,508 shares.

On June 30, 2006, the company issued 2,620,000 of common stock valued at $0.005 per share in payment of a shareholder loan of $13,100 as recorded at June 30, 2006, increasing its issued and outstanding stock to 22,711,508 shares.

The company has been inactive with nominal assets and no significant operations since 1995. All shareholders loans have been paid through the issuance of common stock as of June 30, 2006, valued at par value of $0.005.

On June 26, 2008 the company issued 3,279,360 of common stock valued at $0.025 per share in payment of a shareholder loan of $81,984 as recorded at June 26, 2008, increasing its issued and outstanding stock to 25,990,868 shares.

The company has been inactive with minimal assets and no significant operations since 1995. All shareholders loans accumulated since June 30, 2006 have been paid through the issuance of common stock as of June 26, 2008, valued at par value of $0.05.

On June 27, 2008, the company caused a forward split of its outstanding common stock on a one share for two shares basis, increasing its outstanding stock to 25,990,868.

The company is attempting to locate and negotiate with a business entity for the merger of that target company into the company. In certain instances, a target company may wish to become a subsidiary of the company or may wish to contribute assets to the company rather than merge. No assurance can be given that the company will be successful in locating or negotiating with any target company.

Management has broad discretion in its search for and negotiations with any potential business or business opportunity. In certain instances, a target company may desire to become our subsidiary or contribute assets rather than merge. No assurance can be given that we will be successful in locating or negotiating with any target company.

In the event of a successful acquisition or merger, the acquired entity will become subject to the same reporting requirements with the SEC as we are. Any acquired business must provide audited financial statements for at least the two most recent fiscal years or, in the event it has been in business for less than two years, from the period of inception. This could limit potential prospects because many private businesses either do not have audited financial statements, or are unable to produce audited statements without undo time and expense.

Our principal executive offices are located at 117 – 8880 No. 1 Road, Richmond BC, Canada V7C 4C3 and our telephone number is (604) 202-3212.

Current Business Activities

We have a limited operating history and we make no representation, nor is any intended, that we will be able to successfully carry on future business activities. There can be no assurance that we will have the ability to acquire or merge with a business opportunity that will be of material value.

Management plans to investigate, research and, if justified, potentially acquire or merge with, one or more businesses or business opportunities. We presently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business we may ultimately consider. Management has broad discretion in its search for and negotiations with any prospective business or business opportunity.

Sources of Business Opportunities

Management employs various resources in its search for potential business opportunities including, but not limited to, officers, directors, stockholders, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of a lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely rely on outside sources, not otherwise associated with us that will accept their compensation only after we finalize a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities. Presently, no final decision has been made nor is management in a position to identify any future prospective consultants.

In the event we engage an independent consultant, we would prefer that the consultant has experience in working with small companies searching for business opportunities. Also, the consultant must be experienced in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such transactions. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated at the close of a business consolidation.

We do not limit our search to any specific kind of business or industry. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming publicly held without the time and expense typically associated with an initial public offering.

Evaluation

Once we identify a potential acquisition or merger candidate, management will determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital, we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating potential business opportunities, management considers, to the extent relevant to the specific situation, several factors including:

●	potential benefits to the company and stockholders;
●	working capital;
●	financial requirements and availability of additional financing;
●	history of operation, if any;
●	nature of present and expected competition;
●	quality and experience of management;
●	need for further research, development or exploration;
●	potential for growth and expansion;
●	potential for profits; and
●	other factors deemed relevant to the specific opportunity.

Because we have not yet located or identified a specific business opportunity, there are certain unidentified risks that cannot be adequately expressed. There can be no assurance following consummation of an acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve a new and untested technology, product, process or market strategy, which may not ultimately prove successful.

Form of Potential Acquisition or Merger

We cannot predict the manner in which we might participate in a particular prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participates in a specific opportunity will depend upon the nature of its business, the respective needs and desires of the parties’ management, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or other form of consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we presently do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only nominal assets and a limited operating history, in the event we successfully acquire or merge with an operating business, current stockholders most likely will experience substantial dilution. It is also probable that we will experience a change in control. The owners of a business that we acquire or merge with will most likely gain effectively control of our company following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective target. Instead, management will attempt to negotiate the best possible agreement for the benefit of the stockholders.

Presently, we do not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage an outside advisor or consultant in our search for business opportunities, we may have to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available would be the private sale of securities. These possible private sales would most likely have to be to persons known by the officers, current stockholders, directors or to venture capitalists that would be willing to accept the risks associated with investing in a business with limited operations.

Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable and/or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates to raise funds.

It is possible that the terms of a future acquisition or merger transaction might include the sale of shares held by our officers and/or directors to parties affiliated with or designated by the potential target. Presently, we have no plans to seek or actively negotiate such terms. However, if this situation does arise, we are obligated to follow our articles of incorporation and applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other stockholders or that stockholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, we might pay a finder's fee, in the form of cash or securities, to a person or persons instrumental in facilitating the transaction. We have not established a policy for the determination of an appropriate finder's fee, although any fee would likely be based upon negotiations by management, the business opportunity and finder. We cannot at this time estimate the type or amount of a potential finder's fee that might be paid. It is unlikely that a fee will be paid to an affiliate because of the potential conflict of interest. However, if such a fee were paid to an affiliate, it would have to be in such a manner so as not to compromise the affiliate’s fiduciary duty or violate the doctrine of corporate opportunity.

We believe that it is highly unlikely that we will acquire or merge with a business in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested board and by the stockholders. Management does not anticipate an acquisition or merger with a related entity. Further, as of the date hereof, no officer, director, affiliate or associate has had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Rights of Stockholders

Prior to consummating an acquisition or merger, if required by relevant state laws and regulations, we will seek stockholders approval in the appropriate manner. Certain types of transactions may be entered into solely by board of directors approval without stockholder ratification. Under Nevada law, certain actions that would routinely be taken at a meeting of stockholders, may be taken by written consent of stockholders having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting of stockholders. Thus, if stockholders holding a majority of the outstanding shares decide by written consent to consummate an transaction, minority stockholders would not be given the opportunity to vote on the issue. If stockholder approval is required, the board will have discretion to consummate the transaction by written consent. Regardless of whether an acquisition or merger is ratified by board action alone, by written consent or by holding a stockholders' meeting, we will provide stockholders complete disclosure documentation concerning the potential target including requisite financial statements. This information will be disseminated by proxy statement in the event a stockholders' meeting is held, or by an information statement if the action is taken by written consent.

Under Nevada corporate laws, our stockholders may be entitled to assert dissenters’ rights in the event of a successful merger of acquisition. Stockholders may be entitled to dissent from and obtain payment of the fair value of their shares in the event we complete a merger if approval by the stockholders is required under Nevada law. Also, stockholders may be entitled to dissenters’ rights if we enter into a share exchange whereby our shares are to be acquired. A stockholder entitled to assert dissenter’s rights and obtain fair value for their shares, may not challenge the corporate action creating this entitlement, unless the action is unlawful or fraudulent with respect to the stockholder or company. A dissenting stockholder must refrain from voting their shares in approval of the corporate action. If the proposed action is approved by the required vote of stockholders, we must then give notice to all stockholders who delivered their written notice of dissent.

Competition

Because we have not identified a prospective acquisition or merger candidate, we cannot evaluate the type and extent of future competition. There are several other public companies with only nominal assets that are also searching for operating businesses as potential acquisition or merger candidates. We will be in direct competition with these other public companies in our search and, due to a lack of funds, it may be difficult to successfully compete with these companies.

Employees

As of the date hereof, we do not have any employees and have no plans for retaining employees until such time as business warrants the expense, or until we successfully acquire or merge with an operating business. We may find it necessary to periodically hire part-time clerical help on an as-needed basis.

Facilities

We currently use as our principal place of business the business office of our President and director, Delbert G. Blewett, in Richmond, BC Canada. Although we have no written agreement and currently pay no rent for the use of the facilities, it is contemplated that at such future time as we are able to acquire or merge with an operating business, we will secure commercial office space from which to conduct business. However, until that time, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

Industry Segments

No information is presented regarding industry segments. We are presently a development stage company seeking a potential acquisition of or merger with a yet to be identified business opportunity. Reference is made to the statements of income included in this Form 10-K for a report of our operating history for the past two fiscal years.

Item 1A.	Risk Factors.

This item is not required for a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2.	Description of Property.

We do not presently own any property.

Item 3.	Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our securities holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is not currently a public trading market for our common stock, although we have made an application to have our shares quoted on the OTC Bulletin Board. The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934. As of the date hereof, there are approximately 123 stockholders of record of our common stock.

Inclusion on the OTC Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions. Except for the application to the OTC Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

The ability of individual stockholders to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Penny Stock Rule

It is unlikely that our securities will be listed on any national or regional exchange or The Nasdaq Stock Market in the foreseeable future. Therefore our shares most likely will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for broker-dealer transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is:

●	registered and traded on a national securities exchange meeting specified criteria set by the SEC;

●	authorized for quotation on The Nasdaq Stock Market;

●	issued by a registered investment company;

●	excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

●	exempted from the definition by the SEC.

A broker-dealer who sells penny stocks to a person other than an established customer or accredited investor is subject to additional sales practice requirements. An accredited investor is generally defined as a person with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchase of such securities and must receive the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, a monthly statement must be sent to the client disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock and may affect the ability of stockholders to sell their shares.

These requirements may be considered cumbersome by broker-dealers and could impact the willingness of a particular broker-dealer to make a market in our shares, or they could affect the value at which our shares trade. Classification of the shares as penny stocks increases the risk of an investment in our shares.

Rule 144

Some of our outstanding common shares are deemed restricted securities. Rule 144 is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non restricted (control) shares. Rule 144 has been amended by the SEC, effective February 15, 2008.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

●	the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

●	1% of the shares then outstanding.

Sales by affiliates under Rule 144 are also subject to certain requirements as to the manner of sale, filing appropriate notice and the availability of current public information about the issuer.

A non-affiliate stockholder of a reporting company who has held their shares for more than six months, may make unlimited resales under Rule 144, provided only that the issuer has available current public information about itself. After a one-year holding period, a non-affiliate may make unlimited sales with no other requirements or limitations.

An important exception to the above described availability of the amended Rule 144 is that Rule 144 is not available for either a reporting or non-reporting shell company, unless the company:

●	has ceased to be a shell company;

●	is subject to the Exchange Act reporting obligations;

●	has filed all required Exchange Act reports during the preceding twelve months; and

●	at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Following a successful acquisition of an operating business, we intend to file with the SEC a report that will include comprehensive information that reflects that we are no longer a shell company.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

We are considered a development stage company with no assets and/or capital and no material operations or income. Ongoing expenses, including the costs associated with the preparation of reports and filing with the SEC, have been paid for by advances from a stockholder, which are evidenced on our financial statements as payable-related party. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Forward Looking and Cautionary Statements

This report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors. Although forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment, actual results could differ materially from those anticipated in such statements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Results of Operations

We did not realize any revenues for the years ended December 31, 2008 and 2007 and incurred a net loss of $60,435 for 2008 compared to a loss of $50,730 for 2007. We have also reported a cumulative net loss of $630,954 since inception through December 31, 2008. The losses for both 2008 and 2007 are attributed primarily to professional expenses for accounting and legal fees related to the preparation and filing of our periodic reports with the SEC and to interest charged on stockholder loans.

Liquidity and Capital Resources

Expenses incurred during 2008 and 2007 have been paid for by a stockholder. At December 31, 2008, we had current liabilities of $45,318 compared to $66,614 at December 31, 2007. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation related to our business and operations following a successful acquisition or merger.

Plan of Operation

During the next 12 months, we will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. We will not restrict our search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature.

Because we lack funds, it may be necessary for officers, directors or stockholders to advance funds and we will accrue expenses until such time as a successful business consolidation can be accomplished. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if we engage outside advisors or consultants in our search for business opportunities, it may be necessary to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital.

If we need to raise capital, most likely the only method available would be the private sale of securities. Because we are a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on acceptable terms.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months. Also, we do not anticipate making any significant capital expenditures until we can successfully complete an acquisition or merger.

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $450,000 at of December 31, 2008. This loss carry forward may be offset against future taxable income through the year 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement beginning March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2008 and 2007 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii) accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principals. Our internal control over financial reporting includes those policies and procedures that :

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

●

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there was no significant change in our internal controls over financial reporting or in other factors that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:
Name	Age	Position	Served as Director Since
Delbert G. Blewett	74	President/Director	May 25, 1995
Fred Hefti	76	Secretary/Director	April 20, 1995
Glen Buckler	66	Treasurer/Director	August 14, 2000

The position of President has been held by Delbert Blewett since January 1, 2005. Previously, he served as Secretary since 1995.

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee thereof. However, directors may defer their expenses and/or take payment in shares of our common stock. As of the date hereof, no director has accrued any expenses or compensation. Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board. We do not have any standing committees.

No director, officer, affiliate or promoter of our company has, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

Directors currently devote only such time to company affairs as needed. The time devoted could amount to as little as 1% of the time they devote to their own business affairs, or if business conditions ultimately warrant, they could possibly elect to devote their full time to our business. Presently, there are no other persons whose activities are material to our operations.

Currently, there is no arrangement, agreement or understanding between management and non-management stockholders under which non-management stockholders may directly or indirectly participate in or influence the management of our affairs. Present management openly accepts and appreciates any input or suggestions from stockholders. However, the board of directors is elected by the stockholders and the stockholders have the ultimate say in who represents them on the board. There are no agreements or understandings for any officer or director to resign at the request of another person and none of the current offers or directors of are acting on behalf of, or will act at the direction of any other person.

The business experience of each of the persons listed above during the past five years is as follows:

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2008.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2008 and 2007. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 30, 2009, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial Ownership	of Class(1)
Directors and Officers
Delbert G. Blewett	10,000	0.038%
117-8880 No. 1 Road
Richmond BC, Canada

Emac Holdings Ltd.	13,853,186	53.300%
(controlled by Delbert Blewett)

Fred Hefti	1,570,000	6.041%

1663 Canford Rd.

Merritt BC, Canada

Glen Buckler	1,520,000	5.848%
305 15895-84th Ave.
Surrey BC, Canada

All directors and executive officers

As a group (3 persons)	16,953,186	65,228%

5% Stockholders

Peter Thaler+Thaler Consultants	1,528,973	5.883%

Sommerlistr. 3, 9000-St.Gallen, Switzerland

Rusheen Handels AG

Churerstr. 106, 8808 Pfaeffikon, Switzerland	3,279,360	12.617%

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 25,990,868 shares of common stock outstanding on March 30, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

There have been no material transactions during the past two fiscal years between our company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

Our officers and directors are subject to the doctrine of corporate opportunities, only insofar as it applies to business opportunities in which we have indicated an interest, either through our proposed business plan or by way of an express statement of interest contained in our corporate minutes. If directors are presented with business opportunities that may conflict with business interests identified by us, such opportunities must be promptly disclosed to the board of directors and made available to us. In the event the board rejects an opportunity so presented and only in that event, any officer or director may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of our company. There can be no assurance, however, that these efforts will be successful.

In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities, may be paid to persons instrumental in facilitating the transaction. We have not established any criteria or limits for the determination of a finder's fee, although it is likely that an appropriate fee will be based upon negotiations by management, the appropriate business opportunity and the finder. Such fees are estimated to be customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Management cannot at this time make an estimate as to the type or amount of a potential finder's fee that might be paid, but is expected to be comparable to consideration normally paid in like transactions. It is unlikely that a finder's fee will be paid to an affiliate because of the potential conflict of interest that might result. Any such fee would have to be approved by the stockholders or a disinterested board of directors.

None of our directors are deemed to be independent directors. We do not have a compensation, audit or nominating committee, rather those functions are carried out by the board as a whole.

Item 14.	Principal Accounting Fees and Services.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors will approve in advance the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. As a result, we do not rely on pre-approval policies and procedures.

Audit Fees

The aggregate fees billed by our independent auditors, HJ & Associates, LLC, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2008 and 2007 were $13,295 and $13,250, respectively.

Audit Related Fees

For the year ended December 31, 2008 and 2007, there were no fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2008 and 2007, fees billed by HJ & Associates, LLC for tax compliance, tax advice and tax planning was $ 475, and $3,250, respectively.

We do not use HJ & Associates, LLC for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage HJ & Associates, LLC to provide compliance outsourcing services.

The board of directors has considered the nature and amount of fees billed by HJ & Associates, LLC and believes that the provision of services for activities unrelated to the audit is compatible with maintaining HJ & Associates, LLC’s independence.

PART 1V

Item 15.	Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit No.	Exhibit Name
3.1*	Articles of Incorporation and Amendments
3.2*	By-Laws
4.1*	Instrument defining rights of stockholders (See Exhibit No. 3.1, Articles of Incorporation)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*	Previously filed as an Exhibit to the Form 10-SB filed August 31, 2006.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage company)

FINANCIAL STATEMENTS

December 31, 2008 and 2007

C O N T E N T S

Report of Independent Registered Public Accounting Firm	22

Balance Sheets	23

Statements of Operations	24

Statements of Stockholders’ Equity (Deficit)	25

Statements of Cash Flows	30

Notes to the Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Quintana Gold Resources Corp. (formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Vancouver, British Columbia

We have audited the accompanying balance sheets of Quintana Gold Resources Corp. (formerly Royal Oil & Gas Corporation) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception of the development stage on August 23, 1978 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintana Gold Resources Corp. (formerly Royal Oil & Gas Corporation) (a development stage company) as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended and from inception of the development stage on August 23, 1978 through December 31, 2008 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Quintana Gold Resources Corp.’s (formerly Royal Oil & Gas Corporation) (a development stage company) internal control over financial reporting as of December 31, 2008 included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

March 30, 2009

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$ 2,706	$ 270
Prepaid expenses	730	-

Total Current Assets	3,436	270

TOTAL ASSETS	$ 3,436	$ 270

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 45,318	$ 24,630
Payables - related parties (Note 2)	-	41,984

Total Current Liabilities	45,318	66,614

TOTAL LIABILITIES	45,318	66,614

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 and 22,711,508 shares issued and outstanding, respectively	25,991	22,712
Additional paid-in capital	563,081	481,463
Deficit accumulated during the development stage	(630,954)	(570,519)

Total Stockholders' Equity (Deficit)	(41,882)	(66,344)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,436	$ 270
(DEFICIT)

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Operations

	For the Years December 31,		From Inception on August 23, 1978 Through December 31
	2008	2007	2008

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
General and administrative	57,522	57,930	466,934
Depreciation expense	-	-	1,095

Total Operating Expenses	57,522	47,930	468,029

LOSS FROM OPERATIONS	(57,522)	(47,930)	(468,029)

OTHER INCOME (EXPENSES)
Interest expense	(2,913)	(2,800)	(32,784)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expenses)	(2,913)	(2,800)	(162,925)

NET LOSS	$ (60,435)	$ (50,730)	$ (630,954)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	24,400,603	22,711,508

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through December 31, 2008

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
From Inception on August 23, 1978 through December 31, 2008

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
From Inception on August 23, 1978 through December 31, 2008

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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through December 31, 2008
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$ 1,095	$ 389,530	$ (474,059)

Common stock issued for debt
Conversion at $0.005 per share	16,077,400	16,077	64,310	-

Common stock issued for debt
Conversion at $0.005 per share	2,920,156	2,920	11,681	-

Common stock issued for debt
Conversion at $0.005 per share	2,620,000	2,620	10,480	-

Interest expense contributed related
to related party payables	-	-	2,662	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,663	(519,789)

Interest expense contributed related
to related party payables	-	-	2,800	-

Net loss for the year ended
December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	22,712	481,463	(570,519)

Interest expense contributed related
to related party payables	-	-	2,913	-

Common stock issued for debt
Conversion at $0.025 per share	3,279,360	3,279	78,705	-

Net loss for the year ended
December 31, 2008	-	-	-	(60,435)

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,954)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows

			From
			Inception on
			August 23,
	For the years ended		1978 Through
	December 31,		December 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (60,435)	$ (50,730)	$ (630,954)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	2,913	2,800	33,492
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	(730)	-	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	20,668	14,781	48,604
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(30,044)	(33,149)	(299,198)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	40,000	19,945	209,961
Proceeds from loans payable	-	-	4,950

Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	40,000	19,945	422,332

INCREASE (DECREASE) IN CASH	2,436	(3,167)	2,706

CASH AT BEGINNING OF PERIOD	270	3,474	-

CASH AT END OF PERIOD	$ 2,706	$ 270	$ 2,706

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows (Continued)

From
Inception on
August 23,
	For the years ended		1978 Through
	December 31,		December 31,
	2008	2007	2008

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ 81,984	$ -	$ 298,373
Common stock issued for services	$ -	$ -	$ 36,286
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

QUINTANA GOLD RESOURCES CORP. (formerly Royal Oil & Gas Corp.) (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who’s the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., and on June 27, 2008 the company’s Board of Directors, based on the authority given by unanimous consent by the Stockholders Meeting, passed a resolution to change the Company’s name to QUINTANA GOLD RESOURCES CORP., the Company had a forward split of its common stock in 1989, a reverse split in 1993 and a forward split in 2008. All accompanying stockholders’ equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Net deferred tax assets consist of the following components

as of December 31, 2008 and 2007:

	For the years ended December 31,
	2008	2007

Deferred tax asset: NOL Carryover	$ 194,100	$ 211,273
Deferred tax liabilities:	-	-
Valuation allowance	(194,100)	(211,273)

	$ -	$ -

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	For the years ended December 31,
	2008	2007

Book loss	$ (23,570)	$(19,785)
Interest	1,136	1,092
Valuation allowance	22,434	18,693

	$ -	$ -

At December 31, 2008, the Company had net operating loss carryforwards of approximately

$ 450,000 that may be offset against future taxable income from the year 2009 through 2029. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

f. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	December 31
	2008	2007

Numerator - loss	$ (60,435)	$(50,730)
Denominator - weighted average number of
shares outstanding	24,400,603	22,711,508

Loss per share	$ (0.00)	$ (0.00)

g.	Recently Adopted Accounting Standards

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position

EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on our financial position, statements of operations, or cash flows at this time.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on our financial position, statements of operations, or cash flows at this time.

In March 2008, the FASB, issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133".  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. We currently use the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). We will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations”, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Financial Statements.   We will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115".  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.   We will adopt SFAS No. 159 beginning March 1, 2008 and are currently evaluating the potential impact the adoption of this pronouncement will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. We will adopt this statement beginning March 1, 2008, and it is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006. SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 accounting Changes and Error Corrections, an amendment of APB Opinion 20 and FASB Statement No. 3,” which changes the requirements for accounting for and reporting on a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our results of operations.

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. The company will adopt SFAS 157 for financial assets and liabilities on January 1, 2008. The Company anticipates that the adoption of SFAS 157 will not have a material impact on the Company’s financial statements.

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $40,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At December 31, 2008, the Company owed related parties $0 for expenses which were paid on behalf of the Company. During the year ended December 31, 2008, the Company issued 3,279,360 shares for related party loan balances.

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

During the 12 months ended December 31, 2008 and 2007, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the year ended December 31, 2008, the company recorded $2,913 of interest as contributed capital.

NOTE 6 -	CAPITAL STOCK

On June 26, 2008, the Company issued 3,279,360 shares of common stock at $0.025 per share to a related party as payment of the related party loan balance of $41,984 at December 31, 2007 and as payment of shareholder loans of $40,000 incurred during the period ended June 26, 2008.

On June 27, 2008, the Company decided to effect a forward split of its issued and outstanding stock at a rate of two for one shares (2:1) bringing the total issued and outstanding stock to 25,990,868 common voting shares. All figures in these financial statements give retroactive effect to the forward split

The Company did not record any subsequent events as of December 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintana Gold Resources Corp.

By:	/S/ DELBERT G. BLEWETT
Delbert G. Blewett President and C.E.O.
Principal Financial Officer
Principal Accounting Officer

Dated: March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DELBERT G. BLEWETT	President, C.E.O. and director	March 31, 2009
Delbert G. Blewett	Principal Financial Officer
Principal Accounting Officer

/S/ FRED HEFTI	Secretary and Director	March 31, 2009
Fred Hefti