Form 10-Q
period 2009-03-31
QUINTANA GOLD RESOURCES CORP.
filed 2009-05-13
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2009

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

(604) 202-3212

(22

Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                  YesX No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 10, 2009

Common Stock, $0.001 par value	25,990,868

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4(T).	Controls and Procedures	19

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

        QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Financial Statements

March 31, 2009

CONTENTS

Balance Sheets	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	11

Notes to the Financial Statements	13

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	Unaudited	Audited

CURRENT ASSETS

Cash	$ 3,901	$ 2,706
Prepaid expenses	730	730

Total Current Assets	4,631	3,436

TOTAL ASSETS	$ 4,631	$ 3,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 56,668	$ 45,318
Accounts payable - related parties (Note 2)	5,000	-

Total Current Liabilities	61,668	45,318

TOTAL LIABILITIES	61,668	45,318

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding	25,991	25,991
Additional paid-in capital	563,176	563,081
Deficit accumulated during the development stage	(646,203)	(630,954)

Total Stockholders' Equity (Deficit)	(57,037)	(41,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 4,631	$ 3,436
(DEFICIT)

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Operations
Unaudited
			From
			Inception on
			August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2009	2008	2009

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	15,155	12,947	482,089
Depreciation expense	-	-	1,095

Total Operating Expenses	15,155	12,947	483,184

LOSS FROM OPERATIONS	(15,155)	(12,947)	(483,184)

OTHER INCOME (EXPENSES)

Interest expense	(95)	(1,392)	(32,879)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expenses)	(95)	(1,392)	(163,020)

NET LOSS	$ (15,249)	$ (14,339)	$ (646,203)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	25,990,868	22,711,508

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through March 31, 2009

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
From Inception on August 23, 1978 through March 31, 2009

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
From Inception on August 23, 1978 through March 31, 2009

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
From Inception on August 23, 1978 through March 31, 2009
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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2009
				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,953)

Interest expense contributed related to
related party payables (Unaudited)	-	-	95	-

Net loss for the period ended
March 31, 2009 (Unaudited)	-	-	-	(15,249)

Balance March 31, 2009
(Unaudited)	25,990,868	$ 25,990	$ 563,176	$ (646,202)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			From
			Inception on
			August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (15,249)	$ (14,339)	$ (646,203)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	95	1,392	33,587
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	-	(1,763)	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	11,349	3,374	59,953
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(3,805)	(11,336)	(303,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash (Used) by Operating Activities
Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	5,000	20,000	214,961
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	5,000	20,000	427,332

INCREASE IN CASH	1,195	8,664	3,901

CASH AT BEGINNING OF PERIOD	2,706	270	-

CASH AT END OF PERIOD	$ 3,901	$ 8,934	$ 3,901

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

From
Inception on
August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ -	$ -	$ 298,373
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(formerly Royal Oil & Gas Corp.)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2009 and 2008

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report.

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

March 31, 200 and 2008

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

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $60,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At March 31, 2009, the Company owed related parties $5,000 for expenses which were paid on behalf of the Company.

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

March 31, 200 and 2008

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES

During the 3 months ended March 31, 2009, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 3 months ended March 31, 2009, the company recorded $95 of interest as contributed capital.

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

Results of Operations

We incurred a net loss of $15,249 for the three months ended March 31, 2009 compared to a loss of $14,339 for the three months ended March 31, 2008. The increase in the loss for the 2009 period is attributed to professional expenses, general and administration expenses and loan interest charged to the shareholders loan account.

Liquidity and Capital Resources

Expenses incurred during 2008 and the first three months of 2009, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 646,000 of net operating loss carryforwards as of March 31, 2009. This loss carry forward may be offset against future taxable income from the year 2009 through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or the three months ended March 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

General Business Plan

Our primary purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity that desires to seek the perceived advantages of a corporation having a class of securities registered under the Securities Exchange Act of 1934. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with an entity that has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital, to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish one or more wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

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

We will not restrict our search for any specific kind of business entity, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, perceived advantages which our company may offer.

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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)

Date: May 12, 2009	By: /S/ DELBERT G. BLEWETT

Delbert G. Blewett

President, C.E.O. and Director

(Acting Principal Accounting Officer)