Form 10-Q
period 2009-06-30
QUINTANA GOLD RESOURCES CORP.
filed 2009-08-10
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                            Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                  Yes ☒ No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 7, 2009

Common Stock, $0.001 par value	25,990,868

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4(T).	Controls and Procedures	19

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures	22

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

        QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Financial Statements

June 30, 2009

CONTENTS

Balance Sheets	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	10

Notes to the Financial Statements	12

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2009	2008
	Unaudited	Audited

CURRENT ASSETS

Cash	$ 3,621	$ ,706
Prepaid expenses	730	730

Total Current Assets	4,351	3,436

TOTAL ASSETS	$ 4,351	$ 3,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 57,336	$ 45,318
Accounts payable - related parties (Note 2)	15,000	-

Total Current Liabilities	72,336	45,318

TOTAL LIABILITIES	72,336	45,318

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding	25,991	25,991
Additional paid-in capital	563,361	563,081
Deficit accumulated during the development stage	(657,337)	(630,954)

Total Stockholders' Equity (Deficit)	(67,985)	(41,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,351	$ 3,436

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Operations
Unaudited

					From
					Inception on
					August 23,
	For the 6 Months Ended		For the 3 Months Ended		1978 Through
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	26,103	31,399	10,948	18,452	493,037
Depreciation expense	-	-	-	-	1,095

Total Operating Expenses	26,103	31,399	10,948	18,452	494,132

LOSS FROM OPERATIONS	(26,103)	(31,399)	(10,948)	(18,452)	(494,132)

OTHER INCOME (EXPENSES

Interest expense	(280)	(2,913)	(185)	(1,521)	(33,063)
Interest income	-	-	-	-	15,708
Loss on settlement of debt	-	-	-	-	(59,495)
Loss on disposal of asset	-	-	-	-	(64,454)
Loss on investment	-	-	-	-	(21,900)

Total Other Income (Expenses)	(280)	(2,913)	(185)	(1,521)	(163,204)

NET LOSS	$ (26,383)	$ (34,312)	$ (11,133)	$ (19,973)	$ (657,337)

BASIC LOSS PER SHARE	0.00	0.00	0.00	0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING	25,990,868	25,990,868	25,990,868	25,990,868

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, August 23, 1978 through
December 31, 1993	30,000	$ 30	$ 7,470	$ (7,500)

Common stock issued for cash and a
note at $0.25 per share	614,000	614	148,386

Common stock issued for cash
at $0.375 per share	230,666	231	86,269

Common stock issued for cash
at $0.375 per share	40,000	40	14,960

Common stock issued for cash
at $0.375 per share	36,000	36	13,464

Common stock issued and held in
escrow in option to puhrchase company	300,000	300	(300)

Net loss for the year ended
December 31, 1994	-	-	-	(58,609)

Balance, December 31, 1994	1,250,666	1,251	270,249	(66,109)

Common stock issued for cash
at $ 0.25 per share	4,000	4	9,996

Net loss for the year ended
December 31, 1995	-	-	-	(77,715)

Balance, December 1995	1,254,666	1,255	280,245	(143,824)

Cancellation of shares held in escrow
in option to purchase company	(300,000)	(300)	300

Net loss for the year ended

December 31, 1996	-	-	-	(157,370)

Balance December 31, 1996	954,666	$ 955	$ 280,545	$ (301,194)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1996	954,666	$ 955	$ 280,545	$ (301,194)

Net loss for the yhear ended
December 31, 1997	-	-	-	(14,040)

Balance, December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for cash and a
note at $0.50 per share	70,602	70	35,231

Contributed capital for expenses	-	-	1,000

Net loss for the year ended
December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,025	316,776	(322,649)

Common stock issued for cash
at $0.7per share	38,646	38	27,383

Common stock issued for cash
at $0.7per share	30,000	30	21,256

Net loss for the year ended
December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended
December 31, 2000	-	-	-	(10,081)

Balance, December 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed related
to related party payables	-	-	2,795

Net loss for the year ended
December 31, 2001	-	-	-	(14,879)

Balance December 31, 2001	1,093,914	$ 1,093	$ 368,210	$ (400,706)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2009

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$ 1,095	$ 389,530	$ (474,059)

Common stock issued for debt
Conversion at $0.005 per share	16,077,400	16,077	64,310	-

Common stock issued for debt
Conversion at $0.005 per share	2,920,156	2,920	11,681	-

Common stock issued for debt
Conversion at $0.005 per share	2,620,000	2,620	10,480	-

Interest expense contributed related
to related party payables	-	-	2,662	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,662	(519,789)

Interest expense contributed related
to related party payables	-	-	2,800	-

Net loss for the year ended
December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	22,712	481,462	(570,519)

Interest expense contributed related
to related party payables	-	-	2,913	-

Common stock issued for debt
Conversion at $0.025 per share	3,279,360	3,279	78,705	-

Net loss for the period ended
December 31, 2008	-	-	-	(60,435)

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,954)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,954)

Interest expense contributed related
to related party payables (Unaudited)	-	-	280	-

Net loss for the period ended
June 30, 2009 (Unaudited)	-	-	-	(26,383)

Balance, June 30, 2009 (Unaudited)	25,990,868	$ 25,991	$ 563,361	$ (657,337)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			From
			Inception on
			August 23,
	For the 6 Months Ended		1978 Through
	June 30,		June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (26,383)	$ (34,312)	$ (657,337)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributred capital for expenses	280	2,913	33,772
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	-	(1,730)	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	12,018	3,743	60,622
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(14,085)	(29,386)	(313,283)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	15,000	40,000	224,961
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	15,000	40,000	437,332

INCREASE IN CASH	915	10,614	3,621

CASH AT BEGINNING OF PERIOD	2,706	270	-

CASH AT END OF PERIOD	$ 3,621	$ 10,884	$ 3,621

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

From
Inception on
August 23,
	For the 6 Months Ended		1978 Through
	June 30,		June 30,
	2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ -	$ 81,984	$ 298,373
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2009 and 2008

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report.

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

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2009 and 2008

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

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $60,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At June 30, 2009, the Company owed related parties $15,000 for expenses which were paid on behalf of the Company.

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

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2009 and 2008

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES (continued)

During the 6 months ended June 30, 2009, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 6 months ended June 30, 2009, the company recorded $ 280 of interest as contributed capital.

Note 5 – Subsequent Events

Management has evaluated subsequent events as of August 07, 2009 and has determined there are no subsequent events to be reported.

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

We are considered a development stage company with nominal assets and/or capital and with no material operations or income. Ongoing expenses, including the costs associated with the preparation and filing of reports with the SEC, have been paid for by advances from stockholders, which are evidenced on our financial statements as accounts payable-related parties. It is anticipated that we will require only nominal capital to maintain our corporate viability. Additional necessary funds will most likely be provided by stockholders, officers and directors, although there is no agreement related to future funds and there is no assurance such funds will be available. However, unless we are able to facilitate an acquisition of or merger with an operating business or obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

Results of Operations

For the three months ended June 30, 2009, we had a net loss of $11,133, compared to a net loss of $19,973 for the three months ended June 30, 2008. The decrease in net loss is mostly attributed to a 41% decrease in general and administrative expenses, primarily professional fees, and an 88% decrease in interest charged to shareholder loans during the 2009 period.

We incurred a net loss of $26,383 for the six months ended June 30, 2009 compared to a net loss of $34,312 for the six months ended June 30, 2008. The decrease in the loss for the 2009 period is attributed to a 17% decreases in general and administration expenses, primarily professional fees, and a 90% decrease in loan interest charged to the shareholders loan account during the 2009 period.

Liquidity and Capital Resources

Expenses incurred during 2008 and the first six months of 2009, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 476,000 of net operating loss carryforwards as of June 30, 2009. Some of this loss carried forward may be offset against future taxable income from the year 2009 through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or the six months ended June 30, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

General Business Plan

Our primary purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity interested in the perceived advantages of a corporation having a class of securities registered under the Securities Exchange Act of 1934. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with an entity that has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital, to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish one or more wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

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

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto that may:

●	specify certain events of default;

●	detail the terms of closing and the conditions that must be satisfied by the parties prior to and after such closing;

●	include miscellaneous other terms.

●	include miscellaneous other terms.

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

Forward-Looking and Cautionary Statements

This report contains forward-looking statements relating to future events, our future financial performance, future revenues or earnings, business prospects, projected ventures, new products and services, anticipated market performance and similar matters. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should," “expect," "intend," "plan," anticipate," "believe," "estimate," "predict," "potential," "continue," or similar terms, variations of such terms or the negative of such terms. These statements are only predictions and involve known and unknown risks, uncertainties and other factors.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2009.

Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)

Date: August 10, 2009	By: /S/ DELBERT G. BLEWETT
Delbert G. Blewett
President, C.E.O. and Director
(Acting Principal Accounting Officer)