Form 10-Q
period 2009-09-30
QUINTANA GOLD RESOURCES CORP.
filed 2009-11-17
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                               Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 12, 2009

Common Stock, $0.001 par value	25,990,868

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4(T).	Controls and Procedures	19

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

        QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Financial Statements

September 30, 2009

CONTENTS

Balance Sheets	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	11

Notes to the Financial Statements	13

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Balance Sheet

ASSETS

	September 30,	December 31,
	2009	2008
	Unaudited	Audited

CURRENT ASSETS

Cash	$ 973	$ 2,706
Prepaid expenses	730	730

Total Current Assets	1,703	3,436

TOTAL ASSETS	$ 1,703	$ 3,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 56,897	$ 45,318
Accounts payable - related parties (Note 2)	25,000	-

Total Current Liabilities	81,897	45,318

TOTAL LIABILITIES	81,897	45,318

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding	25,991	25,991
Additional paid-in capital	563,826	563,081
Deficit accumulated during the development stage	(670,011)	(630,954)

Total Stockholders' Equity (Deficit)	(80,194)	(41,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,703	$ 3,436

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statement of Operations
Unaudited

						From
						Inception on
						August 23,
	For the 9 Months Ended			For the 3 Months Ended		1978 Through
	September 30,			September 30,		September 30,
	2009		2008	2009	2008	2009

REVENUE	$ -		$ -	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	38,312		44,071	12,210	12,672	505,246
Depreciation expense	-		-	-	-	1,095

Total Operating Expenses	38,312		44,071	12,210	12,672	506,341

LOSS FROM OPERATIONS	(38,312)		(44,071)	(12,210)	(12,672)	(506,341)

OTHER INCOME (EXPENSES)

Interest expense	(745)		(2,913)	(465)	-	(33,529)
Interest income	-		-	-	-	15,708
Loss on settlement of debt	-		-	-	-	(59,495)
Loss on disposal of asset	-		-	-	-	(64,454)
Loss on investment	-		-	-	-	(21,900)

Total Other Income (Expenses)	(745)		(2,913)	(465)	-	(163,670)

NET LOSS	$ (39,057)		$ (46,984)	$ (12,675)	$ (12,672)	$ (670,011)

BASIC LOSS PER SHARE	$ (0.00)		$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	25,990,868		24,337,133	25,990,868	25,990,868

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through September 30, 2009

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2009

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,954)

Interest expense contributed related
to related party payables (Unaudited)	-	-	745	-

Net loss for the period ended
June 30, 2009 (Unaudited)	-	-	-	(39,057)

Balance, June 30, 2009 (Unaudited)	25,990,868	$ 25,991	$ 563,826	$ (670,011)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			From
			Inception on
			August 23,
	For the 9 Months Ended		1978 Through
	September 30,		September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (39,057)	$ (46,984)	$ (670,011)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributred capital for expenses	745	2,913	34,237
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	-	(730)	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	11,579	14,758	60,183
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(26,733)	(30,043)	(325,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	40,000	234,961
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	25,000	40,000	447,332

INCREASE IN CASH	(1,733)	9,957	973

CASH AT BEGINNING OF PERIOD	2,706	270	-

CASH AT END OF PERIOD	$ 973	$ 10,227	$ 973

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

From
Inception on
August 23,
	For the 9 Months Ended		1978 Through
	September 30,		September 30,
	2009	2008	2009

SSUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ -	$ 81,984	$ 298,373
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2009 and 2008

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements for the year ended December 31, 2008 and the notes thereto included in the Company’s Annual Report.

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

September 30, 2009 and 2008

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

e.	Recently Adopted Accounting Standards

Accounting Standards Codification ("ASC") Topic 825, initially issued as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities provides companies with an option to report selected financial assets and liabilities at fair value. ASC Topic 825 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and to provide additional information that will help investors and other financial statement users to more easily understand the effect of the Company's choice to use fair value on its earnings. Finally, ASC Topic 825 requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. ASC Topic 825 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company does not believe that ASC Topic 825 will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2008, the Company incurred $60,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At September 30, 2009, the Company owed related parties $25,000 for expenses which were paid on behalf of the Company.

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

September 30, 2009 and 2008

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES (continued)

During the 9 months ended September 30, 2009, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the 6 months ended September 30, 2009, the company recorded $744 of interest as contributed capital.

Note 5 –      SUBSEQUENT EVENTS

Management has evaluated subsequent events as of November 16, 2009 and has determined there are no subsequent events to be reported.

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

Results of Operations

We incurred a net loss of $ 39,057 for the nine months ended September 30, 2009, which was 13% less than the net loss of $46,984 for the nine months ended September 30, 2008. The decrease in the loss for the 2009 period is attributed to lower professional expenses.

For the three months ended September 30, 2009 (“third quarter”) our net loss was $12,210, which was 4% less than our net loss for the third quarter of 2009. The 2009 decrease was also attributed to slightly lower professional fees during the period.

Liquidity and Capital Resources

Expenses incurred during 2008 and the first nine months of 2009, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 670,000 of net operating loss carryforwards as of September 30, 2009. Some of this loss carried forward may be offset against future taxable income from the year 2009 through 2028. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2008 or the nine months ended September 30, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

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

QUINTANA GOLD RESOURCES CORP.
(formerly Royal Oil & Gas Corp.)

Date: November 16, 2009	By: /S/ DELBERT G. BLEWETT

Delbert G. Blewett

President, C.E.O. and Director

(Acting Principal Accounting Officer)