Form 10-K
period 2009-12-31
QUINTANA GOLD RESOURCES CORP.
filed 2010-04-07
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒	No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, was $-0-. Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 30, 2010 was 25,990,868

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

QUINTANA GOLD RESOURCES CORP.

TABLE OF CONTENTS

Page

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	9

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Removed and Reserved	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities	9

Item 6.	Selected Financial Data	11

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13

Item 9A(T).	Controls and Procedures	13

Item 9B	Other Information	14

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	15

Item 11.	Executive Compensation	16

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters	16

Item 13.	Certain Relationships and Related Transactions and Director Independence	17

Item 14.	Principal Accounting Fees and Services	17

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	18

	Signatures	34

PART I

Item 1.	Business.

Business Development

History

Quintana Gold Resources Corp. was organized on August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988 the company changed its name to Kellard Marble, Inc. and on March 13, 1989, it changed its name to Who's the Greatest. On May 15, 1994, the company changed its name to SwissAmera Enterprises, Inc. and on July 9, 2001 the company again changed its name to Royal Oil & Gas Corp. Finally, on June 27, 2008. the company changed its name to the current Quintana Gold Resources Corp.

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

The company acquired an option to the Adams Ranch situated in the `Medina County, Texas' with the intent to develop and produce the existing oil and gas reserves on the Ranch. The company engaged the services of Tejas Petroleum Engineers, Inc., Dallas Texas' to complete a visibility study on the Adams Ranch Project. Due to the fact that the Oil Reserves were `heavy oils' and could not be recovered through conventional methods, and the Gas Reserves were insufficient, the company decided not to continue with the Project.

On July 22, 1994, the company issued 300,000 shares for an option to acquire a telecommunications company. The shares were held in escrow, which increased the outstanding stock, including the escrowed shares, to 1,250,666.

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

From 1995 to 2005 the company researched several opportunities in the oil and gas Industry, but at all occasions the company was unable to raise the necessary funding due to the fact that the company's stock was not trading on any exchange. Therefore the company decided in 2005 to apply investigate the possibility of filing a registration statement with the SEC and to seek to have its shares quoted on the OTC Bulletin Board.

On December 31, 2005 the company caused a reverse split of its outstanding common stock on a one share for 10 shares basis, reducing its outstanding stock from 10,939,144 shares to 1,093,952 (adjusted to rounding). All references to common stock have been retroactively restated.

On March 28, 2006 the company issued 16,077,400 shares of common stock at $0.005 per share in payment of a shareholder loan of $80,387 as recorded at December 31, 2005, increasing its issued and outstanding stock to 17,171,352 shares.

On March 31, 2006, the company issued 2,920,156 shares of common stock valued at $0.005 per share in payment of a shareholder loan of $14,601 as recorded on March 31, 2006, increasing its issued and outstanding stock to 20,091,508 shares.

On June 30, 2006 the company issued 2,620,000 of common stock valued at $0.005 per share in payment of a shareholder loan of $13,100 as recorded at June 30, 2006, increasing its issued and outstanding stock to 22,711,508 shares.

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

On June 27, 2008 the company caused a forward split of its outstanding common stock on a one share for two shares basis, increasing its outstanding stock to 25,990,868.

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

Facilities

We currently use as our principal place of business the business office of our President and director, Delbert G. Blewett, in Richmond, BC. Although we have no written agreement and currently pay no rent for the use of the facilities, it is contemplated that at such future time as we are able to acquire or merge with an operating business, we will secure commercial office space from which to conduct business. However, until that time, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown. We have no current plans to secure such commercial office space.

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

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Results of Operations

We did not realize any revenues for the years ended December 31, 2009 and 2008 and incurred a net loss of $50,706 for 2009 compared to a loss of $60,435 for 2008. We have also reported a cumulative net loss of $681,660 since inception through December 31, 2009. The losses for both 2009 and 2008 are attributed primarily to professional expenses for accounting and legal fees related to the preparation and filing of our periodic reports with the SEC and to interest charged on stockholder loans.

Liquidity and Capital Resources

Expenses incurred during 2009 and 2008 have been paid for by a stockholder. At December 31, 2009, we had current liabilities of $92,568 compared to $45,318 at December 31, 2008. Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company. There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $681,660 at of December 31, 2009. This loss carry forward may be offset against future taxable income through the year 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently has no operations.

Recently Adopted Accounting Standards:

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning April 1, 2009.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2009 and 2008 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC. The aforementioned financial statements are included herein under Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosures and Procedures

As of the end of the period covered by this annual report, our chief executive officer and principal financial officer, carried out an evaluation of the effectiveness of “disclosure controls and procedures,” as defined in the Securities Exchange Act of 1934, Rules 13a-15(e) and 15-d-15(e). Based upon that evaluation, it was concluded that as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:

(i) recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms; and

(ii)  accumulated and communicated to management, including our chief executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2009.

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

Item 9B.	Other Information. Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:
Name	Age	Position	Served as Director Since
Delbert G. Blewett	75	President/Director	May 25, 1995
Fred Hefti	77	Secretary/Director	April 20, 1995
Glen Buckler	67	Treasurer/Director	August 14, 2000

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2009.

Code of Ethics

We currently do not have a code of ethics. During the current fiscal year, we do intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Item 11.	Executive Compensation.

We have not had a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors. We have not paid any salaries or other compensation to officers, directors or employees for the years ended December 31, 2009 and 2008. Further, we have not entered into an employment agreement with any of our officers, directors or any other persons and no such agreements are anticipated in the immediate future. We expect that directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the best of our knowledge, as of March 30, 2010, with respect to each person known by us to own beneficially more than 5% of the outstanding common stock, each director and all directors and officers as a group.

Name and Address	Amount and Nature of	Percent
of Beneficial Owner	Beneficial	Ownership	of Class(1)
Directors and Officers
Delbert G. Blewett	10,000	0.038%
117-8880 No. 1 Road
Richmond BC, Canada

Emac Holdings Ltd.	13,853,186	53.300%
(controlled by D. Blewett)

Fred Hefti	1,570,000	6.041%

1663 Canford Rd.

Merritt BC, Canada

Glen Buckler	1,520,000	5.848%
305 15895-84th Ave.
Surrey BC, Canada

All directors and executive officers

As a group (3 persons)	16,953,186	65.228%

5% Stockholders

Peter Thaler+Thaler Consultants	1,528,973	5.883%

Sommerlistr. 3, 9000-St.Gallen, Switzerland

Rusheen Handels AG

Churerstr. 106, 8808 Pfaeffikon, Switzerland	3,279,360	12.617%

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)	Based upon 25,990,868 shares of common stock outstanding on March 30, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Audit Fees

The aggregate fees billed by our independent auditors, HJ & Associates, LLC, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2009 and 2008, along with reviews of financial statements associated with quarterly reports for those years and other related services, were $17,300, and $15,140, respectively.

Audit Related Fees

For the year ended December 31, 2009 and 2008, there were no fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2009 and 2008, fees billed by HJ & Associates, LLC for tax compliance, tax advice and tax planning was $ 1,130, and $460, respectively.

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

QUINTANA GOLD RESOURCES CORP.

(A Development Stage company)

FINANCIAL STATEMENTS

December 31, 2009 and 2008

C O N T E N T S

Report of Independent Registered Public Accounting Firm	20

Balance Sheets	21

Statements of Operations	22

Statements of Stockholders’ Equity (Deficit)	23

Statements of Cash Flows	28

Notes to the Financial Statements	30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Quintana Gold Resources Corp

(A Development Stage Company)

Vancouver, British Columbia

We have audited the accompanying balance sheets of Quintana Gold Resources Corp. (a development stage company) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and from inception of the development stage on August 23, 1978 through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintana Gold Resources Corp. (a development stage company) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and from inception of the development stage on August 23, 1978 through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment about the effectiveness of Quintana Gold Resources Corp.’s (a development stage company) internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not established revenues sufficient to cover its operating costs. In addition, the Company has accumulated losses during the development stage along with a deficit in working capital. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC

Salt Lake City, Utah

April 7, 2010

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Balance Sheets

ASSETS

	December 31,
	2009	2008
CURRENT ASSETS
Cash	$624	$2,706
Prepaid Expenses	730	730

Total Current Assets	1,354	3,436

TOTAL ASSETS	$1,354	$3,436

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$67,568	$45,318
Accounts payable – related parties (Note 2)	25,000	-

Total Current Liabilities	92,568	45,318

Total Liabilities	92,568	45,318

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 Par Value, 50,000,000 shares
Authorized, 25,990,868 shares issued and outstanding, respectively	25,991	25,991
Additional paid-in capital	564,455	563,081
Deficit accumulated during the development stage	(681,660)	(630,954)

Total Stockholders' Equity (Deficit)	(91,214)	(41,882)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,354	$3,436

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Operations

			From
			Inception on
			August 23
			1978 Through
	For the Years Ended		December 31
	2009	2008	2009

REVENUE	$-	$ -	$ -

OPERATING EXPENSES

General and administrative	49,332	57,522	516,266
Depreciation expense	-	-	1,095

Total Operating Expenses	49,332	57,522	517,361

LOSS FROM OPERATIONS	(49,332)	(57,522)	(517,361)

OTHER INCOME (EXPENSES)

Interest expense	(1,374)	(2,913)	(34,158)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expense)	(1,374)	(2,913)	(164,299)

NET LOSS	$(50,706)	$(60,435)	$(681,660)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,990,868	24,400,603

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

From Inception on August 23, 1978 through December 31, 2009

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage

Balance, August 23,1978 through

December 31, 1993	30,000	$30	$7,470	$(7,500)

Common stock issued for cash and a

note at $0.25 per share	614,000	614	148,386	-

Common stock issued for cash

at $0.375 per share	230,666	231	86,269	-

Common stock issued for services

at $0.375 per share	40,000	40	14,960	-

Common stock issued for investment

at $0.375 per share	36,000	36	13,464	-

Common stock issued and held in

escrow in option to purchase	300,000	300	(300)	-

company

Net loss for the year ended

December 31, 1994	-	-	-	(58,609)

Balance, December 31, 1994	1,250,666	1,251	270,249	(66,109)

Common stock issued for cash

at $0.25 per share	4,000	4	9,996	-

Net loss for the year ended

December 31, 1995	-	-	-	(77,715)

Balance, December 31, 1995	1,254,666	1,255	280,245	(143,824)

Cancellation of shares held in escrow

in option to purchase company	(300,000)	(300)	300	-

Net loss for the year ended

December 31, 1996	-	-	-	(157,370)

Balance December 31, 1996	954,666	$ 955	$280,545	$(301,194)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

Statements of Stockholders’ Equity (Deficit) (Continued)

From Inception on August 23, 1978 through December 31, 2009

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage

Balance December 31, 1996	954,666	$955	$280,545	$(301,194)

Net loss for the year ended

December 31, 1997	-	-	-	(14,040)

Balance December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for debt

at $0.50 per share	70,602	70	35,231	-

Contributed capital for expenses	-	-	1,000	-

Net loss for the year ended

December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,025	316,776	(322,649)

Common stock issued for cash

at $0.70 per share	38,646	38	27,383	-

Common stock issued for services

at $0.70 per share	30,000	30	21,256	-

Net loss for the year ended

December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended

December 31, 2000	-	-	-	(10,081)

Balance, December 31, 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed related

to related party payables	-	-	2,795	-

Net loss for the year ended

December 31, 2001	-	-	-	(14,879)

Balance, December 31, 2001	1,093,914	$ 1,093	$368,210	$(400,706)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

From Inception on August 23, 1978 through December 31, 2009

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage

Balance, December 31, 2001	1,093,914	$1,093	$368,210	$(400,706)

Interest expense contributed related

to related party payables	-	-	3,466	-

Net loss for the year ended

December 31, 2002	-	-	-	(15,466)

Balance, December 31, 2002	1,093,914	1,093	371,676	(416,172)

Interest expense contributed related

to related party payables	-	-	4,665	-

Net loss for the year ended

December 31, 2003	-	-	-	(16,954)

Balance, December 31, 2003	1,093,914	1,093	376,341	(433,126)

Interest expense contributed related

to related party payables	-	-	5,902	-

Net loss for the year ended

December 31, 2004	-	-	-	(18,644)

Balance, December 31, 2004	1,093,914	1,093	382,243	(451,770)

Difference due to rounding	38	2	(2)	-

Interest expense contributed related

to related party payables	-	-	7,289	-

Net loss for the year ended

December 31, 2005	-	-	-	(22,289)

Balance, December 31, 2005	1,093,952	$1,095	$389,530	$(474,059)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

From Inception on August 23, 1978 through December 31, 2009

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$1,095	$389,530	$(474,059)

Common stock issued for debt

Conversion at $0.005 per share

16,077,400	16,077	64,310	-

Common stock issued for debt

conversion at $0.005 per share

2,920,156	2,920	11,681	-

Common stock issued for debt

conversion at $0.005 per share

2,620,000	2,620	10,480	-

Interest expense contributed related

to related party payables	-	-	2,662	-

Net loss for the year ended

December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,663	(519,789)

Interest expense contributed related

to related party payables	-	-	2,800	-

Net loss for the year ended

December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	$22,712	$481,463	$(570,519)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit) (Continued)

From Inception on August 23, 1978 through December 31, 2009

Deficit
Accumulated
Additional	During the
Common Stock	Paid-in	Development
Shares	Amount	Capital	Stage

Balance, December 31, 2007	22,711,508	$22,712	$481,463	$(570,519)

Interest expense contributed related

to related party payables	-	-	2,913	-

Common stock issued for debt

Conversion at $0.025 per share	3,279,360	3,279	78,705	-

Net loss for the year ended

December 31, 2008	-	-	-	(60,435)

Balance, December 31, 2008	25,990,868	25,991	563,081	(630,954)

Interest expense contributed related

to related party payables	-	-	1,374	-

Net loss for the year ended

December 31, 2009	-	-	-	(50,706)

Balance, December 31, 2009	25,990,868	$25,991	$564,455	$(681,660)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Cash Flows

		From
		Inception on
		August 23,
For the Years Ended		1978 Through
December 31,		December 31,
2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(50,706)	$(60,435)	$(681,660)
Adjustments to reconcile net loss to
net cash used by operating activities:
Contributed capital for expenses	1,374	2,913	34,866
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	(730)	(730)
(Increase) decrease in loans receivable	-	-	63,872
Increase (decrease) in accounts payable	22,250	20,688	70,054
Increase (decrease) in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(27,082)	(37,564)	(326,280)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	25,000	40,000	234,961
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	25,000	40,000	447,332

(DECREASE) INCREASE IN CASH	(2,082)	2,436	624

CASH AT BEGINNING OF PERIOD	2,706	270	-

CASH AT END OF PERIOD	$624	$2,706	$624

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Statements of Cash Flows (Continued)

		From
		Inception on
		August 23,
For the Years Ended		1978 Through
December 31,		December 31,
2009	2008	2009

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$-	$-	$475
Interest	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued for debt	$-	$81,984	$298,373
Common stock issued for services	$-	$-	$36,286
Common stock issued for investment	$-	$-	$13,500
Fixed assets for debt	$-	$-	$3,888
Fixed assets for receivable	$-	$-	$5,475

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

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

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	For the Years Ended
	December 31,
	2009	2008
Deferred tax asset: NOL Carryover	$194,904	$ 194,100
Deferred tax liabilities:	-	-
Valuation allowance	(194,904)	(194,100)
	$-	$ -

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

For the Years Ended	December 31,
	2009	2008

Book loss	$(19,775)	$(3,570)
Interest	536	1,236
Valuation allowance	19,239	22,434
	$-	$-

At December 31, 2009, the Company had net loss carryforwards of approximately $ 500,000 that may be offset against future taxable income from the year 2010 through 2030. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company adopted the Income Tax topic of the FASB ASC 740, Accounting for Uncertainty in Income Taxes, the Company recognized approximately a $0 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Included in the balance at December 31, 2009, are$0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

c. Recently Adopted Accounting Standards:

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification ™ (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company‘s consolidated results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added no additional required disclosure relative to the date through which subsequent events have been evaluated. For the Company, this standard was effective beginning April 1, 2009.

d. Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

e. Estimates

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

f. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009 and 2008

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	For the Years Ended
	December 31,
	2009	2008
Numerator Loss	$50,706	$ 60,435
Denominator - weighted average	-	-
number of shares outstanding	25,990,868	24,400,603

Loss per share	$(0.00)	$ (0.00)

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay at a rate of 6% simple interest per annum. In 2009, the Company incurred $25,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At December 31, 2009, the Company owed related parties $25,000 for expenses which were paid on behalf of the Company.

NOTE 3 -	GOING CONCERN

The Company' s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs. In addition, the Company has accumulated losses during the development stage along with a working capital deficit. This reaises substantial doubt about the ability to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES

During the 12 months ended December 31, 2009 and 2008, interest on a note payable to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the year ended December 31, 2009, the company recorded $1,374 of interest as contributed capital.

NOTE 5 -	CAPITAL STOCK

On June 26, 2008, the Company issued 3,279,360 shares of common stock at $0.025 per share to a related party as payment of the related party loan balance of $41,984 at December 31, 2007 and as payment of shareholder loans of $40,000 incurred during the period ended June 26, 2008.

On June 27, 2008, the Company decided to effect a forward split of its issued and outstanding stock at a rate of two for one shares (2:1), bringing the total issued and outstanding stock to  25,990,868 common voting shares. All figures in these financial statements give retroactive effect to the forward split.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintana Gold Resources Corp.

By:	/S/ DELBERT G. BLEWETT
Delbert G. Blewett
President and C.E.O. Principal Financial Officer
Principal Accounting Officer

Dated: April 7, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DELBERT G. BLEWETT	President, C.E.O. and director	April 7, 2010
Delbert G. Blewett	Principal Financial Officer
Principal Accounting Officer

/S/ FRED HEFTI	Secretary and Director	April 7, 2010
Fred Hefti