Form 10-Q
period 2010-03-31
QUINTANA GOLD RESOURCES CORP.
filed 2010-05-21
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                  YesX No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 21, 2010

Common Stock, $0.001 par value	25,990,868

TABLE OF CONTENTS

Heading	Page

PART I	—	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4(T).	Controls and Procedures	19

PART II	—	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Securities Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	21

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

        QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Financial Statements

March 31, 2010

CONTENTS

Balance Sheets	4

Statements of Operations	5

Statements of Stockholders’ Equity (Deficit)	6

Statements of Cash Flows	11

Notes to the Financial Statements	13

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Balance Sheet

ASSETS

	March 31,	December 31,
	2010	2009
	Unaudited	Audited

CURRENT ASSETS

Cash	$ 216	$ 624
Prepaid expenses	730	730

Total Current Assets	946	1,354

TOTAL ASSETS	$ 946	$ 1,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 75,799	$ 67,568
Accounts payable - related parties (Note 2)	31,483	25,000

Total Current Liabilities	107,282	92,568

TOTAL LIABILITIES	107,282	92,568

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding	25,991	25,991
Additional paid-in capital	565,157	564,455
Deficit accumulated during the development stage	(697,484)	(681,660)

Total Stockholders' Equity (Deficit)	(106,336)	(91,214)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 946	$ 1,354
(DEFICIT)

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Operations
Unaudited

			From
			Inception on
			August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2010	2009	2010

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES

General and administrative	15,122	15,155	531,388
Depreciation expense	-	-	1,095

Total Operating Expenses	15,122	15,155	532,483

LOSS FROM OPERATIONS	(15,122)	(15,155)	(532,483)

OTHER INCOME (EXPENSES

Interest expense	(702)	(95)	(34,860)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expenses)	(702)	(95)	(165,001)

NET LOSS	$ (15,824)	$ (15,250)	$ (697,484)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARE OUTSTANDING	25,990,868	25,990,868

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through March 31, 2010

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1996	954,666	$ 955	$ 280,545	$ (301,194)

Net loss for the year ended
December 31, 1997	-	-	-	(14,040)

Balance, December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for cash
and a note at $0.50 per share	70,602	70	35,231

Contributed capital for expenses	-	-	1,000

Net loss for the year ended
December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,025	316,776	(322,649)

Common stock issued for cash
at $0.70 per share	38,646	38	27,383

Common stock issued for cash
at $0.70 per share	30,000	30	21,256

Net loss for the year ended
December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended
December 31, 2000	-	-	-	(10,081)

Balance, December 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed
related to related party payables	-	-	2,795

Net loss for the year ended
December 31, 2001	-	-	-	(14,879)

Balance December 31, 2001	1,093,914	$ 1,093	$ 368,210	$ (400,706)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2001	1,093,914	$ 1,093	$ 368,210	$ (400,706)

Interest expense contributed
related to related party payables	-	-	3,466	-

Net loss for the year ended
December 31, 2002	-	-	-	(15,466)

Balance, December 31, 2002	1,093,914	1,093	371,676	(416,172)

Interest expense contributed
related to related party payables	-	-	4,665	-

Net loss for the year ended
December 31, 2003	-	-	-	(16,954)

Balance, December 31, 2003	1,093,914	1,093	376,341	(433,126)

Interest expense contributed
related o related party payables	-	-	5,902	-

Net loss for the year ended
December 31, 2004	-	-	-	(18,644)

Balance, December 31, 2004	1,093,914	1,093	382,243	(451,770)

Difference due to rounding	38	2	(2)	-

Interest expense contributed
related to related party payables	-	-	7,289	-

Net loss for the year ended
December 31, 2005	-	-	-	(22,289)

Balance, December 31, 2005	1,093,952	$ 1,095	$ 389,530	$ (474,059)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2010

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

Interested expense contributed
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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$ 25,991	$ 563,081	$ (630,954)

Interest expense contributed related
to related party payables	-	-	1,374	-

Net loss for the period ended
December 31, 2009	-	-	-	(50,706)

Balance, December 31, 2009	5,990,868	25,991	564,455	(681,660)

Interest expense contributed related
to related party payables (Unaudited)	-	-	702	-

Net loss for the period ended
March 31, 2010 (Unaudited)	-	-	-	(15,824)

Balance, March 31, 2010 (Unaudited)	5,990,868	$ 25,991	$ 565,157	$ (697,484)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
				From
				Inception on
				August 23,
		For the 3 Months Ended		1978 Through
		March 31,		March 31,
		2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		$ (15,824)	$ (15,250)	$ (697,484)
	Adjustments to reconcile net loss to
	net cash used by operating activities
	Contributed capital for expenses	702	95	35,568
	Stock for services	-	-	36,286
	Decline in value of assets	-	-	21,900
	Depreciation	-	-	2,136
	Loss on disposal of asset	-	-	64,454
	Loss on settlement of debt	-	-	60,042
	Change in operating assets and liabilities
	(Increase) in prepaid expenses	-	-	(730)
	Decrease in loans receivable	-	-	63,872
	Increase in accounts payable	8,231	11,349	79,085
	Increase in accrued liabilities	-	-	1,700

	Net Cash (Used) by Operating Activities	(6,891)	(3,806)	(333,171)

CASH FLOWS FROM INVESTING ACTIVITIES	Net Cash (Used) by Operating Activities

	Advances on notes receivable	-	-	(123,914)
	Collection of notes receivable	-	-	73,000
	Purchase of investments	-	-	(72,854)
	Sale of fixed assets	-	-	3,340

	Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	6,483	5,000	241,444
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	6,483	5,000	453,815

INCREASE (DECREASE) IN CASH	(408)	1,194	216

CASH AT BEGINNING OF PERIOD	624	2,706	-

CASH AT END OF PERIOD	$ 216	$ 3,900	$ 216

The accompanying notes are an integral part of these financial statements.

                                                                                                     11

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

From
Inception on
August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2010	2009	2010

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -	$ 475
Interest	$ -	$ -	$ -

NON-CASH FINANCING or INVESTING ACTIVITIES:

Common stock issued for debt	$ -	$ -	$ 298,373
Common stock issued for investment	$ -	$ -	$ 13,500
Fixed assets for debt	$ -	$ -	$ 3,888
Fixed assets for receivable	$ -	$ -	$ 5,475

The accompanying notes are an integral part of these financial statements.

                                                                                               12

QUINTANA GOLD RESOURCES CORP.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010 and 2009

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

QUINTANA GOLD RESOURCES CORP. (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who’s the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., and on June 27, 2008 the company’s Board of Directors, based on the authority given by unanimous consent by the Stockholders Meeting, passed a resolution to change the Company’s name to QUINTANA GOLD RESOURCES CORP., the Company had a forward split of its common stock in 1989,a reverse split in 1993 and a forward split in 2008. All accompanying stockholders’ equity information is presented as if the stock splits had occurred at inception. The Company has had no significant operations since inception and is considered a development stage company in accordance with FASB ASC 915.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report.

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

March 31, 2010 and 2009

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2009, the Company incurred $25,000 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At March 31, 2010, the Company owed related parties $31,483 for expenses which were paid on behalf of the Company.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs. This raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -	CONTRIBUTED CAPITAL FOR EXPENSES

During the 3 months ended March 31, 2010, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the three months ended March 31, 2010, the company recorded $ 702 of interest as contributed capital.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

As used in this quarterly report the terms "we", "us", "our", “QGRC” and “our company” refer to Quintana Gold Resources Corp., unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

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

Results of Operations

We incurred a net loss of $15,824 for the three months ended March 31, 2010 compared to a loss of $15,250 for the three months ended March 31, 2009.

Liquidity and Capital Resources

Expenses incurred during 2009 and the first three months of 2010, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 697,000 of net operating loss carryforwards as of March 31, 2010. Some of this loss carried forward may be offset against future taxable income from the year 2010 through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or the three months ended March 31, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2010. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUINTANA GOLD RESOURCES CORP.

Date: May 21, 2010	By: /S/ DELBERT G. BLEWETT

Delbert G. Blewett

President, C.E.O. and Director

(Acting Principal Accounting Officer)