Form 10-Q
period 2010-09-30
QUINTANA GOLD RESOURCES CORP.
filed 2010-11-22
CIK 1373792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2010

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X     No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 22, 2010
Common Stock, $0.001 par value	25,990,868

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)

Financial Statements

September 30, 2010

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Balance Sheet

ASSETS

	September 30,	December 31,
	2010	2009
	Unaudited	Audited

CURRENT ASSETS

Cash	$209	$624
Prepaid expenses	730	730

Total Current Assets	939	1,354

TOTAL ASSETS	$939	$1,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$75,658	$67,568
Accounts payable - related parties (Note 2)	59,233	25,000

Total Current Liabilities	134,891	92,568

TOTAL LIABILITIES	134,891	92,568

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding	25,991	25,991
Additional paid-in capital	567,459	564,455
Deficit accumulated during the development stage	(727,402)	(681,660)

Total Stockholders' Equity (Deficit)	(133,952)	(91,214)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$939	$1,354
(DEFICIT)

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Operations
Unaudited

					From
					Inception on
					August 23,
	For the 9 Months Ended		For the 3 Months Ended		1978 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	42,738	38,313	16,425	12,210	559,003
Depreciation expense	-	-	-	-	1,095

Total Operating Expenses	42,738	38,313	16,425	12,210	560,098

LOSS FROM OPERATIONS	(42,738)	(38,313)	(16,425)	(12,210)	(560,098)

OTHER INCOME (EXPENSES

Interest expense	(3,004)	(744)	(1,360)	(465)	(37,163)
Interest income	-	-	-	-	15,708
Loss on settlement of debt	-	-	-	-	(59,495)
Loss on disposal of asset	-	-	-	-	(64,454)
Loss on investment	-	-	-	-	(21,900)

Total Other Income (Expenses)	(3,004)	(744)	(1,360)	(465)	(167,304)

NET LOSS	$(45,742)	$(39,057)	$(17,785)	$(12,675)	$(727,402)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES
OUTSTANDING	25,990,868	25,990,868	25,990,868	25,990,868

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through June 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$1,095	$389,530	$(474,059)

Common stock issued for debt
Conversion at $0.005 per share	16,077,400	16,077	64,310	-

Common stock issued for debt
Conversion at $0.005 per share	2,920,156	2,920	11,681	-

Common stock issued for debt
Conversion at $0.005 per share	2,620,000	2,620	10,480	-

Interest expense contributed related
to related party payables	-	-	2,663	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,663	(519,789)

Interest expense contributed related
to related party payables	-	-	2,800	-

Net loss for the year ended
December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	22,712	481,463	(570,519)

Interest expense contributed related
to related party payables	-	-	2,913	-

Common stock issued for debt
Conversion at $0.025 per share	3,279,360	3,279	78,705	-

Net loss for the period ended
December 31, 2008	-	-	-	(60,435)

Balance, December 31, 2008	25,990,868	$25,992	$563,081	$(630,954)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through September 30, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$25,992	$563,081	$ (630,954)

Interest expense contributed related
to related party payables	-	-	1,374	-

Net loss for the period ended
December 31, 2009	-	-	-	(50,706)

Balance, December 31, 2009	25,990,868	25,992	564,455	(681,660)

Interest expense contributed related
to related party payables (Unaudited)	-	-	3,004	-

Net loss for the period ended
September 30, 2010 (Unaudited)	-	-	-	(45,742)

Balance, September 30, 2010 (Unaudited)	25,990,868	$25,992	$567,459	(727,402)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
			From
			Inception on
			August 23,
	For the 9 Months Ended		1978 Through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(45,742)	$(39,057)	$(727,402)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	3,004	745	37,870
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) in prepaid expenses	-	-	(730)
Decrease in loans receivable	-	-	63,872
Increase in accounts payable	8,090	11,579	78,944
Increase in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(34,648)	(26,733)	(360,928)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	34,233	25,000	269,194
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	34,233	25,000	481,565

DECREASE IN CASH	(415)	(1,733)	209

CASH AT BEGINNING OF PERIOD	624	2,706	-

CASH AT END OF PERIOD	$209	$973	$209

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2010 and 2009

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements for the year ended December 31, 2009 and the notes thereto included in the Company’s Annual Report.

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
September 30, 2010 and 2009

NOTE 1 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 –	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2010, the Company incurred $45,742 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At September 30, 2010, the Company owed related parties $59,233 for expenses which were paid on behalf of the Company.

NOTE 3 – GOING CONCERN

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

NOTE 4 –  CONTRIBUTED CAPITAL FOR EXPENSES

During the nine months ended September 30, 2010, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the nine months ended September 30, 2010, the company recorded $3,004 of interest as contributed capital.

NOTE 5 – ACQUISITION OF OIL LEASES

On July 20, 2010, Management  with the execution of a Contract Sale Lease Purchase Agreement has acquired a 100% interest in two producing Oil Leases located in the State of Kansas. Upon full due diligence of the agreement and leases the company learned that full disclosure was not presented to Quintana and certain facts came to light that forced Quintana to cancel the agreement. A mutual release was signed by both parties to the agreement.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events per the requirements of Topic 855 and notes that there are no significant subsequent events to be reported.

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

Results of Operations

We have not realized revenues since inception and recorded a net loss for the three-month period (“third quarter”) ended September 30, 2010 of $17,785, compared to a net loss of $12,675 for the third quarter of 2009 period. We incurred a net loss of $45,742 for the nine months ended September 30, 2010 compared to a loss of $39,057 for the nine months ended September 30, 2009. The net losses are attributable to ongoing general and administrative expenses related to professional fees and other costs of maintaining our corporate viability.

Liquidity and Capital Resources

Expenses incurred during 2009 and the first nine months of 2010, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.  At September 30, 2010, we had a total stockholders’ deficit of $133,952 compared to a stockholders’ deficit of $91,214 at December 31, 2009.  Current liabilities at September 30, 2010 consisted of $75,658 in account payable and $59,233 in accounts payable-related parties.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 727,400 of net operating loss carryforwards as of September 30, 2010. Some of this loss carried forward may be offset against future taxable income from the year 2010 through 2029. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2009 or the nine months ended September 30, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2008. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUINTANA GOLD RESOURCES CORP.

Date: November 22, 2010	By: /S/ DELBERT G. BLEWETT
Delbert G. Blewett
President, CEO and Director
(Acting Principal Accounting Officer)