Form 10-K
period 2010-12-31
QUINTANA GOLD RESOURCES CORP.
filed 2011-03-29
CIK 1373792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-52206

Quintana Gold Resources Corp.
(Exact name of registrant as specified in its charter)

Utah	73-1083773
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7810 Marchwood Place, Vancouver BC, Canada V5S 4A6
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐
The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of September 30, 2010, the last business day of the registrant’s most recently completed third quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of September 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of  March 29, 2011 was 25,990,868

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

●           40,000 shares at $ 0.375 per share for services rendered; and

●           36,000 shares at $0.375 per share for a cash advance for the Adams Ranch Oil & Gas Project visibility study.
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

We are subleasing executive office space at 7810 Marchwood Place, Vancouver BC, Canada V5S 4A6 and our telephone number is (604) 202-3212.

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

Facilities

We currently use as our principal place of business the business office of our President and director, Delbert G. Blewett, in Vancouver, BC. Although we have no written agreement and currently pay no rent for the use of the facilities, it is contemplated that at such future time as we are able to acquire or merge with an operating business, we will secure commercial office space from which to conduct business. However, until that time, the type of business in which we will be engaged and the type of office and other facilities that will be required is unknown.  We have no current plans to secure such commercial office space.

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

There is not currently a public trading market for our common stock, although we have made an application to have our shares quoted on the OTC-QB and Bulletin Board.  The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.  As of the date hereof, there are approximately 123 stockholders of record of our common stock.

Inclusion on the OTC–QB and Bulletin Board will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTC-QB and Bulletin Board be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the application to the OTC-QB and Bulletin Board, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTC-QB and Bulletin Board or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTC-QB and Bulletin Board or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Results of Operations

We did not realize any revenues for the years ended December 31, 2010 and 2009 and incurred a net loss of $61,356 for 2010 compared to a loss of $50,706 for 2009.  We have also reported a cumulative net loss of $743,016 since inception through December 31, 2010.  The losses for both 2010 and 2009 are attributed primarily to professional expenses for accounting and legal fees related to the preparation and filing of our periodic reports with the SEC and to interest charged on stockholder loans.

Liquidity and Capital Resources

Expenses incurred during 2010 and 2009 have been paid for by a stockholder.  At December 31, 2010, we had current liabilities of $149,044 compared to $92,568 at December 31, 2009.   Because we have no cash reserves or revenue source, we expect to continue to rely on the stockholder to pay expenses until such time as we can successfully complete an acquisition of or merger with an existing, operating company.  There is no assurance that we will complete such an acquisition or merger or that the stockholder will continue indefinitely to pay expenses.

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

Net Operating Loss

We have accumulated a net operating loss carryforward of approximately $743,016 at of December 31, 2010.  This loss carry forward may be offset against future taxable income through the year 2029.  The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used.  No tax benefit has been reported in the financial statements for the year ended December 31, 2010 because it has been fully offset by a valuation reserve.  The use of future tax benefit is undeterminable because we presently has no operations.

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

Financial statements for the fiscal years ended December 31, 2010 and 2009 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

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

Management, including our chief executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.  Based on our assessment and those criteria, management concluded that during the period covered by this report, our internal control and procedures over financial reporting was effective as of December 31, 2010.

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

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our executive officers and directors are as follows:

Name	Age	Position	Served as Director Since
Delbert G. Blewett	77	President/Director	May 25, 1995
Fred Hefti	79	Secretary/Director	April 20, 1995
Glen Buckler	69	Treasurer/Director	August 14, 2000

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

Code of Ethics

CODE OF ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

The CEO and all senior financial officers, including the CFO and principal accounting officer, are subject to the following procedures relating to ethical conduct, conflicts of interest and compliance with law:

1.The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Board of Directors and the Audit Committee any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Board of Directors and Audit Committee in fulfilling their responsibilities.

2. The CEO and each senior financial officer shall promptly bring to the attention of the Board of Directors and the Audit Committee any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls. 3. The CEO and each senior financial officer shall promptly bring to the attention of the General Counsel or the CEO and to the Audit Committee any information he or she may have concerning any violation of these procedures, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

4. The CEO and each senior financial officer shall promptly bring to the attention of the General Counsel or the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of these procedures.

5. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of these procedures by the CEO or the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board of Directors has determined that there has been a violation, censure by the Board of Directors, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board of Directors) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed other violations in the past.

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

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class(1)
Directors and Officers
Delbert G. Blewett	10,000	0.038%
7810 Marchwood Place,
Vancouver BC, Canada

Emac Handels AG	13,853,186	53.300%
(controlled by D. Blewett)

Name and Address	Amount and Nature	Percent
of Beneficial Owner	of Beneficial Ownership	of Class(1)
Directors and Officers, cont'd
Fred Hefti	1,570,000	6.041%
1663 Canford Rd.
Meritt BC, Canada

Glen Buckler	1,520,000	5.848%
305 15895-84th Ave.
Surrey BC, Canada

All directors and executive officers
As a group (3 persons)	16,953,186	65.228%

5% Stockholders
Peter Thaler - Thaler Consultants	1,528,973	5.883%
Sommerlistr. 3, 9000-St. Gallen, Switzerland

Rusheen Handels AG	3,279,360	12.61%
Churerstr. 106, 8808 Pfaeffikon, Switzerland

Note:	Unless otherwise indicated, we have been advised that each person above has sole voting power over the shares indicated above.

(1)      Based upon 25,990,868 shares of common stock outstanding on March 22, 2011.

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

Audit Fees

The aggregate fees billed by our independent auditors, HJ & Associates, LLC, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2010 and 2009 along with reviews of financial statements associated with our quarterly reports for those years and other related services were $17,400 and $18,200, respectively.

Audit Related Fees

For the year ended December 31, 2010 and 2009, there were no fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2010 and 2009, fees billed by HJ & Associates, LLC for tax compliance, tax advice and tax planning was $440 and $1,130, respectively.
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

December 31, 2010 and 2009

C O N T E N T S

Report of Independent Registered Public Accounting Firm

To the Stockholders of
Quintana Gold Resources Corp.
(A Development Stage Company)

Vancouver, British Columbia

We have audited the accompanying balance sheets of Quintana Gold Resources Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and from inception of the development stage August 23, 1978 through December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintana Gold Resources Corp. (A Development Stage Company) as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and from inception of the development stage on August 23, 1978 through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not established revenues sufficient to cover its operating costs.  In addition, the Company has accumulated losses during the development stage along with a deficit in working capital.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah
March 29, 2011

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$401	$624
Prepaid expenses	730	730

Total Current Assets	1,131	1,354

TOTAL ASSETS	$1,131	$1,354

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$73,802	$67,568
Accounts payable - related parties (Note 2)	75,242	25,000

Total Current Liabilities	149,044	92,568

TOTAL LIABILITIES	149,044	92,568

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding, respectively	25,991	25,991
Additional paid-in capital	569,112	564,455
Deficit accumulated during the development stage	(743,016)	(681,660)

Total Stockholders' Equity (Deficit)	(147,913)	(91,214)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,131	$1,354

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Operations

			From
			Inception on
			August 23,
	For the Years Ended		1978 Through
	December 31,		December 31,
	2010	2009	2010

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative	56,699	49,332	572,965
Depreciation expense	-	-	1,095

Total Operating Expenses	56,699	49,332	574,060

LOSS FROM OPERATIONS	(56,699)	(49,332)	(574,060)

OTHER INCOME (EXPENSES)

Interest expense	(4,657)	(1,374)	(38,815)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expenses)	(4,657)	(1,374)	(168,956)

NET LOSS	$(61,356)	$(50,706)	$(743,016)

BASIC LOSS PER SHARE	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING	25,990,868	25,990,868

The accompanying notes are an integral part of these financial statements

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through December 31, 2010

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through Derember 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1996	954,666	$955	$280,545	$(301,194)

Net loss for the year ended
December 31, 1997	-	-	-	(14,040)

Balance, December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for cash and a
note at $0.50 per share	70,602	70	35,231	-

Contributed capital for expenses	-	-	1,000	-

Net loss for the year ended
December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,025	316,776	(322,649)

Common stock issued for cash
at $0.7per share	38,646	38	27,383	-

Common stock issued for cash
at $0.7per share	30,000	30	21,256	-

Net loss for the year ended
December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended
December 31, 2000	-	-	-	(10,081)

Balance, December 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed related
to related party payables	-	-	2,795	-

Net loss for the year ended
December 31, 2001	-	-	-	(14,879)

Balance December 31, 2001	1,093,914	$1,093	$368,210	$(400,706)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through December 31, 2010

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

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through December 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2005	1,093,952	$1,095	$389,530	$(474,059)

Common stock issued for debt
Conversion at $0.005 per share	16,077,400	16,077	64,310	-

Common stock issued for debt
Conversion at $0.005 per share	2,920,156	2,920	11,681	-

Common stock issued for debt
Conversion at $0.005 per share	2,620,000	2,620	10,480	-

Interest expense contributed related
to related party payables	-	-	2,662	-

Net loss for the year ended
December 31, 2006	-	-	-	(45,730)

Balance, December 31, 2006	22,711,508	22,712	478,663	(519,789)

Interest expense contributed related
to related party payables	-	-	2,800	-

Net loss for the year ended
December 31, 2007	-	-	-	(50,730)

Balance, December 31, 2007	22,711,508	22,712	481,463	(570,519)

Interest expense contributed related
to related party payables	-	-	2,913	-

Common stock issued for debt
Conversion at $0.025 per share	3,279,360	3,279	78,705	-

Net loss for the period ended
December 31, 2008	-	-	-	(60,435)

Balance, December 31, 2008	25,990,868	$25,991	$563,081	$(630,954)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through December 31, 2010

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$25,991	$563,081	$(630,954)

Interest expense contributed related
to related party payables	-	-	1,374	-

Net loss for the period ended
December 31, 2009	-	-	-	(50,706)

Balance, December 31, 2009	25,990,868	25,991	$564,455	(681,660)

Interest expense contributed related
to related party payables	-	-	4,657	-

Net loss for the period ended
December 31, 2010	-	-	-	(61,356)

Balance, December 31, 2010	25,990,868	$25,991	$569,112	$(743,016)

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
(A Development Stage Company)
Statement of Cash Flows

			From
			Inception on
			August 23,
	For the Years Ended		1978 Through
	December 31,		December 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(61,356)	$(50,706)	$(743,016)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	4,657	1,374	39,523
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	-	(730)
(Increase) decrease in loans receivable	-	-	63,872
Increase (decrease) in accounts payable	6,234	22,250	77,088
Increase (decrease) in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(50,465)	(27,082)	(376,745)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	50,242	25,000	285,203
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	50,242	25,000	497,574

(DECREASE) INCREASE IN CASH	(223)	(2,082)	401

CASH AT BEGINNING OF PERIOD	624	2,706	-

CASH AT END OF PERIOD	$401	$624	$401

The accompanying notes are an integral part of these financial statements.

QUINTANA GOLD RESOURCES CORP.
 (A Development Stage Company)
Notes to Financial Statements
December 31, 2010 and 2009

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	For the Years Ended
	December 31,
	2010	2009

Deferred tax asset: NOL Carryover	$208,338	$194,904
Deferred tax liabilities:	-	-
Valuation allowance	(208,338)	(194,904)

	$-	$-

QUINTANA GOLD RESOURCES CORP.
 (A Development Stage Company)
Notes to Financial Statements

December 31, 2010 and 2009

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	For the Years Ended
	December 31,
	2010	2009

Book loss	$(23,344)	$(19,775)
Interest	1,816	536
Valuation allowance	21,528	19,239

	$-	$-

At December 31, 2010, the Company  had net operating loss carryforwards of approximately
$534,000 that may be offset against future taxable income from the year 2011 through 2030.  No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

The Company adopted the Income Tax topic of the FASB ASC 740, Accounting for Uncertainty in Income Taxes, the Company recognized approximately a $0 increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. Included in the balance at December 31, 2010, are $0 of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s policy is to recognize interest accrued related to unrecognized tax benefits in interest   expense and penalties in operating expenses.

            c. Recently Adopted Accounting Standards:

In June 2009, the Fin ancial Accounting Standards (FASB) issued a standard that established the FASB Accounting Standards Codification™ (ASC) and amended the hierarchy of generally accepted accounting principles(GAAP) such that the ASC became the single source of authoritative non governmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New Accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). For the Company, the ASC was effective July 1, 2009. This standard did not have an impact on the Company’s consolidated results of operations or financial condition. However, throughout the notes to the consolidated financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

QUINTANA GOLD RESOURCES CORP.
 (A Development Stage Company)
Notes to Financial Statements

December 31, 2010 and 2009

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        c. Recently Adopted Accounting Standards (continued):

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

December 31, 2010 and 2009

NOTE 1 -           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                           g.   Basic Loss Per Share

       The computation of basic loss per share of common stock is based on weighted average number of shares issued and outstanding during the period of the financial statements as follows:

	For the Years Ended
	December 31,
	2010	2009

Numerator Loss	$(61,356)	$(50,706)

Denominator - weighted average
number of shares outstanding	25,990,868	25,990,868

Loss per share	$(0.00)	$(0.00)

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party.  These services are non-contractual and are on an as-used basis.  The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay at a rate of 6% simple interest per annum.  In 2010, the Company incurred $50,242 debt for such expenses.  These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At December 31, 2010, the Company owed related parties $75,242 for expenses which were paid on behalf of the Company.

NOTE 3 -        GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs. In addition, the company has accumulated losses during the development stage along with a working capital deficit. This raises substantial doubt about the ability to continue as a going concern. Management intends to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 4 -        CONTRIBUTED CAPITAL FOR EXPENSES

During the 12 months ended December 31, 2010 and 2009, interest on a note payable to a related party was accrued.  As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital.  During the year ended December 31, 2010, the company recorded $4,657 of interest as contributed capital.

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

NOTE 6 -       SUBSEQUENT EVENTS

The Company has evaluated subsequent events as of the financial Statement date according to the requirements of ASC TOPIC 85S and has concluded there are no additional events to disclose.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quintana Gold Resources Corp.

By: /S/ Delbert G. Blewett
President and C.E. O.
Principal Financial Officer
Principal Accounting Officer

Dated:  March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Delbert G. Blewett	President, C.E.O. and Director	March 29, 2011
Delbert G. Blewett	Principal Financial Officer
Principal Accounting Officer

/S/ Fred Hefti	Secretary and Director	March 29, 2011
Fred Hefti