Form 10-Q
period 2011-03-31
CLEAN TRANSPORTATION GROUP, INC.
filed 2011-05-17
CIK 1373792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number  000-52206

CLEAN TRANSPORTATION GROUP, INC.
(FORMERLY: QUINTANA GOLD RESOURCES CORP.)
 (Exact name of registrant as specified in its charter)

Utah	73-1083773
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 13, 2011

Common Stock, $0.01 par value	25,990,868

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

CLEAN TRANSPORTATION GROUP, INC.
(formerly: Quintana Gold Resources Corp.)
(A Development Stage Company)

Financial Statements

March 31, 2011

3

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

CURRENT ASSETS

Cash	$400	$401
Prepaid expenses	730	730

Total Current Assets	1,130	1,131

TOTAL ASSETS	$1,130	$1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$84,862	$73,802
Accounts payable - related parties (Note 2)	81,242	75,242

Total Current Liabilities	166,104	149,044

TOTAL LIABILITIES	166,104	149,044

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value, 50,000,000 shares
authorized; 25,990,868 shares issued and outstanding, respectively	25,991	25,991
Additional paid-in capital	571,061	569,112
Deficit accumulated during the development stage	(762,026)	(743,016)

Total Stockholders' Equity (Deficit)	(164,974)	(147,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,130	$1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statement of Operations

			From
			Inception on
			August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2011	2010	2011

REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative	17,061	15,122	590,026
Depreciation expense	-	-	1,095

Total Operating Expenses	17,061	15,122	591,121

LOSS FROM OPERATIONS	(17,061)	(15,122)	(591,121)

OTHER INCOME (EXPENSES)

Interest expense	(1,949)	(702)	(40,764)
Interest income	-	-	15,708
Loss on settlement of debt	-	-	(59,495)
Loss on disposal of asset	-	-	(64,454)
Loss on investment	-	-	(21,900)

Total Other Income (Expenses)	(1,949)	(702)	(170,905)

NET LOSS	$(19,010)	$(15,824)	$(762,026)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,990,868	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From Inception on August 23, 1978 through March 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, August 23, 1978 through
December 31, 1993	30,000	$30	$7,470	$(7,500)

Common stock issued for cash and a
note at $0.25 per share	614,000	614	148,386

Common stock issued for cash
at $0.375 per share	230,666	231	86,269

Common stock issued for cash
at $0.375 per share	40,000	40	14,960

Common stock issued for cash
at $0.375 per share	36,000	36	13,464

Common stock issued and held in
escrow in option to puhrchase company	300,000	300	(300)

Net loss for the year ended
December 31, 1994	-	-	-	(58,609)

Balance, December 31, 1994	1,250,666	1,251	270,249	(66,109)

Common stock issued for cash
at $ 0.25 per share	4,000	4	9,996

Net loss for the year ended
December 31. 1995	-	-	-	(77,715)

Balance, December 1995	1,254,666	1,255	280,245	(143,824)

Cancellation of shares held in escrow
in option to purchase company	(300,000)	(300)	300

Net loss for the year ended
December 31, 1996	-	-	-	(157,370)

Balance December 31, 1996	954,666	$955	$280,545	$(301,194)

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1996	954,666	$955	$280,545	$(301,194)

Net loss for the year ended
December 31, 1997	-	-	-	(14,040)

Balance, December 31, 1997	954,666	955	280,545	(315,234)

Common stock issued for cash and a
note at $0.50 per share	70,602	70	35,231

Contributed capital for expenses	-	-	1,000

Net loss for the year ended
December 31, 1998	-	-	-	(7,415)

Balance, December 31, 1998	1,025,268	1,026	316,776	(322,649)

Common stock issued for cash
at $0.71 per share	38,646	38	27,383

Common stock issued for cash
at $0.71 per share	30,000	30	21,256

Net loss for the year ended
December 31, 1999	-	-	-	(53,097)

Balance, December 31, 1999	1,093,914	1,093	365,415	(375,746)

Net loss for the year ended
December 31, 2000	-	-	-	(10,081)

Balance, December 2000	1,093,914	1,093	365,415	(385,827)

Interest expense contributed related
to related party payables	-	-	2,795

Net loss for the year ended
December 31, 2001	-	-	-	(14,879)

Balance December 31, 2001	1,093,914	$1,093	$368,210	$(400,706)

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2011

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

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2011

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

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)
From Inception on August 23, 1978 through March 31, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 2008	25,990,868	$25,991	$563,081	$(630,954)

Interest expense contributed related
to related party payables	-	-	1,374	-

Net loss for the period ended
December 31, 2009	-	-	-	(50,706)

Balance, December 31, 2009	25,990,868	25,991	564,455	(681,660)

Interest expense contributed related
to related party payables	-	-	4,657	-

Net loss for the period ended
December 31, 2010	-	-	-	(61,356)

Balance, December 31, 2010 (Audited)	25,990,868	25,991	569,112	(743,016)

Interest expense contributed related
to related party payables (Unaudited)	-	-	1,949	-

Net loss for the period ended
3/31/2011 (Unaudited)	-	-	-	(19,010)

Balance, March 31, 2011 (Unaudited)	25,990,868	$25,991	571,061	(762,026)

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Statement of Cash Flows

			From
			Inception on
			August 23,
	For the 3 Months Ended		1978 Through
	March 31,		March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(19,010)	$(15,824)	$(762,026)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	1,949	702	41,472
Stock for services	-	-	36,286
Decline in value of assets	-	-	21,900
Depreciation	-	-	2,136
Loss on disposal of asset	-	-	64,454
Loss on settlement of debt	-	-	60,042
Change in operating assets and liabilities
(Increase) decrease in prepaid expenses	-	-	(730)
(Increase) decrease in loans receivable	-	-	63,872
Increase (decrease) in accounts payable	11,060	8,231	88,148
Increase (decrease) in accrued liabilities	-	-	1,700

Net Cash (Used) by Operating Activities	(6,001)	(6,891)	(382,746)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances on notes receivable	-	-	(123,914)
Collection of notes receivable	-	-	73,000
Purchase of investments	-	-	(72,854)
Sale of fixed assets	-	-	3,340

Net Cash (Used) by Investing Activities	-	-	(120,428)

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	6,000	6,483	291,203
Proceeds from loans payable	-	-	4,950
Net stock offering proceeds	-	-	207,421

Net Cash Provided by Financing Activities	6,000	6,483	503,574

(DECREASE) INCREASE IN CASH	(1)	(408)	400

CASH AT BEGINNING OF PERIOD	401	624	-

CASH AT END OF PERIOD	$400	$216	$400

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly: QUINTANA GOLD RESOURCES CORP.)
(A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Organization

CLEAN TRANSPORTATION GROUP, INC. (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988, the Company changed its name to Kellard Marble, Inc., and on March 13, 1989, changed its name to Who’s the Greatest, Inc. On May 15, 1994, the Company amended its articles of incorporation changing the name to SWISSAMERA ENTERPRISES, INC., and on July 09, 2001, the Company changed its name to ROYAL OIL & GAS CORP., and on June 27, 2008 the company’s Board of Directors, based on the authority given by unanimous consent by the Stockholders Meeting, passed a resolution to change the Company’s name to QUINTANA GOLD RESOURCES CORP., the Company had a forward split of its common stock in 1989,a reverse split in 1993 and a forward split in 2008. All accompanying stockholders’ equity information is presented as if the stock splits had occurred at inception. On April 18, 2011 the Company amended its articles of incorporation changing the name to CLEAN TRANSPORTATION GROUP, INC. The Company has had no significant operations since inception and is considered a development stage company in accordance with FASB ASC 915.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report.

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

CLEAN TRANSPORTATION GROUP, INC.
(formerly: QUINTANA GOLD RESOURCES CORP.)
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2011 and 2010

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

  d.  Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2010, the Company incurred $75,242 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At March 31, 2011, the Company owed related parties $81,242 for expenses which were paid on behalf of the Company.

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

NOTE 4 -           CONTRIBUTED CAPITAL FOR EXPENSES

During the three months ended March 31, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the three months ended March 31, 2011, the company recorded $1,949 of interest as contributed capital.

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

NOTE 6 –         SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855. The Company on May 13, 2011 signed a Definitive Agreement to acquire Engine Clean Solutions Inc. as a wholly owned subsidiary. Closing date of the acquisition is set for May 30, 2011

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q.

As used in this quarterly report the terms "we", "us", "our", “CTGI” and “our company” refer to CLEAN TRANSPORTATION GROUP, INC., unless otherwise indicated. All dollar amounts in this report are in U.S. dollars unless otherwise stated.

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

Results of Operations

We incurred a net loss of $19,010 for the three months ended March 31, 2011 compared to a loss of $15,824 for the three months ended March 31, 2010.

Liquidity and Capital Resources

Expenses incurred during 2010 and the first three months of 2011, were paid by a stockholder. Because the company has no cash reserves or sources or revenues, we will most likely continue to rely on stockholders to pay expenses until such time we complete a merger with an existing, operating company. There is no assurance that we will complete such a merger or that the stockholder will continue indefinitely to pay expenses.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $ 762,026 of net operating loss carryforwards as of March 31, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2011 through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the three months ended March 31, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

General Business Plan

In April 2011, we changed our corporate name to CLEAN TRANSPORTATION GROUP, INC.   Our primary purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation having a class of securities registered under the Securities Exchange Act of 1934. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the company has no assets and limited financial resources. This lack of diversification should be considered a substantial risk to the shareholders because it will not permit us to offset potential losses from one venture against gains from another. We may seek a business opportunity with an entity that has recently commenced operations, or that wishes to use the public marketplace in order to raise additional capital, to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish one or more wholly-owned subsidiaries in various businesses, or acquire existing businesses as subsidiaries.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.                      Removed and Reserved

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

CLEAN TRANSPORTATION GROUP, INC.

Date: May 17, 2011                                                                                By: /S/  Delbert G. Blewett
Delbert G. Blewett
President, C.E.O. and Director
(Acting Principal Accounting Officer)