Form 10-Q
period 2011-06-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2011-08-22
CIK 1373792

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 par value	Outstanding as of August 15, 2011 26,117,767

PART  I   —   FINANCIAL INFORMATION

Item 1.                      Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

CLEAN TRANSPORTATION GROUP, INC.
(formerly: Quintana Gold Resources Corp.)
(A Development Stage Company)

Financial Statements

June 30, 2011

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Balance Sheets

ASSETS
	June 30
	2011	December 31,
	(unaudited)	2010

CURRENT ASSETS
Cash	$18,211	$401
Accounts receivable	22,925	-
Loans receivable	3,787	-
Inventory	153,974	-
Prepaid expenses and deposits	344,480	730

Total Current Assets	543,377	1,131

PROPERTY AND EQUIPMENT, net	-	-

GOODWILL	1,561,327	-
Deposits	4,763	-

TOTAL ASSETS	$2,109,467	$1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$77,650	$73,802
Accrued liabilities	16,560	-
Note payable	500,000	-
Income taxes payable	15,400	-
Due to related parties	7,000	75,242

Total Current Liabilities	616,610	149,044

Total Liabilities	616,610	149,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	2,603,779	569,112
Accumulated deficit	(1,137,040)	(743,016)

Total Stockholders' Equity (Deficit)	1,492,857	(147,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,109,467	$1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statement of Operations
(unaudited)

	For the 6 Months Ended		For the 3 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES	$49,745	$-	$49,745	$-

COST OF SALES	35,094	-	35,094	-

	14,651	-	14,651	-

OPERATING EXPENSES

General and administrative	222,119	26,312	205,058	11,190

Total Operating Expenses	222,119	26,312	205,058	11,190

LOSS FROM OPERATIONS	(207,468)	(26,312)	(190,407)	(11,190)

OTHER INCOME (EXPENSES)

Interest expense	(3,052)	(1,645)	(1,103)	(943)

Total Other Income (Expenses)	(3,052)	(1,645)	(1,103)	(943)

NET LOSS	$(210,520)	$(27,957)	$(191,510)	$(12,133)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)
Consolidated Statement of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2010	25,990,868	$25,991	$569,112	$(743,016)	$(147,913)

Interest expense contributed related
to related party payables (unaudited)	-	-	3,053	-	3,053

Common stock issued for business acquisition (unaudited)	2,500,000	2,500	1,387,024	-	1,389,524
Common stock issued for debt conversion				-
at $0.50 per share (unaudited)	284,434	284	141,933	-	142,217

Common stock issued for services (unaudited)	5,000,000	5,000	495,000	-	500,000

Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7.657	-	(183,504)

Net accumulated loss of subsidiary (unaudited)		-	-	(183,504)	)

Net loss for the period ended
June 30, 2011 (unaudited)	-	-	-	(210,520)	(210,520)

Balance, June 30, 2011 (unaudited)	26,117,767	$26,118	$2,603,779	$(1,137,040)	$1,492,857

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)
Consolidated Statement of Cash Flows
(unaudited)
	For the 6 Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(210,520)	$(27,957)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	3,052	1,645
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(22,925)	-
(Increase) decrease in prepaid expenses and deposits	(348,513)	-
(Increase) decrease in loans receivable	(3,787)	-
(Increase) decrease in inventory	(153,974)	-
Increase (decrease) in accounts payable	290,759	6,888
Increase (decrease) in accrued liabilities	38,960	-

Net Cash Provided (Used) by Operating Activities	93,052	(19,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	18,983
Repayment of related party advances	(75,242)	-
Proceeds from loans payable	-	-
Net stock offering proceeds	-	-

Net Cash Provided (Used) by Financing Activities	(75,242)	18,983

INCREASE (DECREASE) IN CASH	17,810	(441)

CASH AT BEGINNING OF PERIOD	401	624

CASH AT END OF PERIOD	$18,211	$183

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
 Notes to Financial Statements
June 30, 2011

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Organization

CLEAN TRANSPORTATION GROUP, INC. (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On June 27, 2008, the Company changed its name to Quintana Gold Resources Corp. and on April 18, 2011 the Company amended its articles of incorporation changing the name to CLEAN TRANSPORTATION GROUP, INC.

On May 30, 2011, the Company acquired 100% of the issued and outstanding shares of Engine Clean Solutions Inc. (“Engine Clean”), a private California company with active revenue generating operations based in California. Accordingly, the Company is no longer considered to be in the development stage.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report.

b. Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

c. Consolidation

The accompanying consolidated financial statements include the Company as of and for the three and six months ended June 30, 2011, and its wholly owned subsidiary, Engine Clean, as of June 30, 2011 and from the date of acquisition (May 30, 2011) through June 30, 2011.

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

e. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
 Notes to Financial Statements
June 30, 2011

NOTE 1 -            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Financial Instruments

The carrying values of cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate fair value because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

        g.  Inventory

        Inventory, which consists of finished goods, is valued at the lower of cost and net realizable value using the first in first out (FIFO) method.

h. Intangible Assets and Amortization

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.

i. Revenue Recognition

The Company receives revenues from the sale of fuel cleaning systems. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured. A one-year warranty is provided by the Company on all its products.

j. Income Taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, Income Taxes.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

k. Basic and Diluted Loss per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
 Notes to Financial Statements
June 30, 2011

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of  this amendment is not expected to have a material effect of the Company’s financial statements.

NOTE 2 -	RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2010, the Company incurred $75,242 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At June 30, 2011, the Company owed related parties $7,000 for expenses which were paid on behalf of the Company.

NOTE 3 -           GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained recurring losses, has accumulated deficit and a deficit in working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional acquisitions and obtain debt and equity financing. There is no assurance the Company will be successful in these efforts.

NOTE 4 -           CONTRIBUTED CAPITAL FOR EXPENSES

During the six months ended June 30, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the six months ended June 30, 2011, the company recorded $3,052 of interest as contributed capital.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
 Notes to Financial Statements
June 30, 2011

NOTE 5 –          ACQUISITION OF SUBSIDIARY

Effective May 30, 2011, the Company closed on the acquisition of Engine Clean Solutions, Inc., a private California corporation (“Engine Clean”) by which Engine Clean became our wholly owned subsidiary. Following the closing of the acquisition, we have become engaged in the business of Engine Clean. The acquisition transaction has not been considered a change in control with the shareholders of the Company retaining 90% interest in the consolidated entity upon the completion of the transaction.

Under the terms of the Acquisition Agreement, we acquired 100% of the issued and outstanding capital stock of Engine Clean, held by two stockholders, in exchange for 2,500,000 shares of the Company’s authorized, but previously unissued common stock, and $500,000 in cash.  The cash portion is to be paid subsequently from funds raised by the Company pursuant to a private placement of securities or by other financings. The cash payment is evidenced by a promissory note in the amount of $500,000 payable as follows: (i) $300,000 to be paid 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium, such cash funds to be utilized in retiring Engine Clean related party liabilities (ii) $100,000 to be paid six months after the first day the Company’s shares are traded on the OTCBB; and (iii) $100,000 to be paid twelve months after the first day the Company’s shares are traded on the OTCBB.
The Company has agreed to use its best efforts to seek funding in order to satisfy the promissory note prior to the closing of the Acquisition Agreement.  However, at the closing, the promissory note had not yet been satisfied and there can be no assurance that the funds will be raised.  The Company intends to continue to seek the necessary funds following the closing.

The following contains a summary of unaudited financial information for Engine Clean Solutions, Inc. for the one month period ending June 30, 2011, as well as pro forma unaudited financial information for the six month periods ending on June 30, 2011 and 2010.

	1 Month Ended	6 Months Ended	6 Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010
	(Unaudited)	(Pro forma Unaudited)
Sales	$49,745	$252,280	$597,324
Cost of Sales	35,094	172,690	407,840
Gross Profit	14,651	79,590	189,484
General & Administrative Costs	31,192	130,923	144,686
Income (Loss) from Operations	$(16,541)	$(51,333)	$44,799

NOTE 6 –           INVENTORY

At June 30, 2011 inventories are comprised of finished goods totaling $153,974.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
 Notes to Financial Statements
June 30, 2011

NOTE 7 – INCOME TAXES

The Company has losses for tax purposes totaling $1,137,040 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and notes that there are no subsequent events that require disclosure

(The remainder of this page is intentionally left blank)

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

On May 30, 2011, the Company closed on the acquisition of Engine Clean Solutions, Inc., a private California corporation (“Engine Clean”) by which Engine Clean became our wholly owned subsidiary.

By acquiring Engine Clean we have become engaged in the business of offering a full line of automotive maintenance service products to engine manufacturers, distributors, dealers and service centers in the United States and elsewhere.  Engine Clean specializes in systems for enhanced cleaning of automotive and truck engines, drive trains, cooling and fuel systems.

Engine Clean, founded in 1990, is based in Los Angeles, California and manufactures service equipment to improve the fuel efficiency, performance, service life, safety, and environmental impact of gasoline and diesel engines.  Engine Clean’s customers are diesel engine OEM vendors, manufacturers selling chemicals and equipment to the global automotive aftermarket, and commercial transport fleets.  Its staff has in the aggregate over 50 years of experience in the automotive arena.

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California, 91706-1819 and its telephone number is (626) 814-3969. Engine Clean maintains a website that can be accessed at www.engineclean.com and www.enginecleansales.com

Engine Clean employs a Diesel Fuel Tool connected to an engine with fuel system specific adapters.  While the engine is idling, a mixture of cleaning solution and diesel fuel is circulated through the fuel system.  This includes the fuel pump, injectors, fuel rails, valves, rings and combustion chamber surfaces.  The cleaning solution loosens carbon and other contaminants that are then removed by the Tool’s 5- micron filter or expelled through the exhaust. This treatment improves engine performance, drivability and fuel economy. Modern diesel engines are particularly well suited for this treatment, as they use expensive fuel injectors prone to failure with buildup of the contaminants found in diesel fuel.  Engine Clean’s target market is medium to heavy-duty trucks.

Engine Clean offers an array of products as outlined below:

The Fuel Tool
Cleans entire fuel intake system, including:
●	Air Plenum
●	Throttle Body
●	Air Bypass Valve
●	Ports
●	Injectors
●	Valves
●	Combustion Chambers
●	Oxygen Sensors
●	Catalytic Converters

The Oil Tool
●	Purges old oil from engine using shop air
●	Injects clean oil into oil galleys preventing dry starts
●	Eliminates Oil Carryover during oil changes

The Diesel Fuel Tool
Cleans the entire fuel and combustion system including:
●	Lines
●	Injector Pump
●	Fuel Injectors
●	Removes Carbon, Gums and Varnish
●	Restores Throttle Response
●	Restores Fuel Efficiency
Cleaning Solutions

●      Fuel system cleaner
●	Diesel fuel system cleaner
●	Oil system cleaner
Fluid Services
●	Coolant system service
●	Power steering service
●	Differential Service
● Brake Bleeder Service
● Diesel EGR Service
       Diesel Fuel Tank Cleaning Machine
●   Fuel Storage Tank Cleaning Machine
●   Vehicle Fuel Tank Cleaning Machine

Engine Cleans’ overall strategy is to first identify targeted OEM manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement roll-out plans to the distributor’s service location base.  Engine Clean targets OEM manufacturers that have a significant network of service locations for their products. Engine Clean offers adapters that enable its tools to fit a wide range of vehicles.  Management believes that this creates the opportunity for service locations to offer a high-margin service that has positive impacts on the environment.

Target Market

         Management estimates that in the United States, there are approximately 250 million vehicles in operation, with about 16 million new vehicles being sold every year (source: www.nada.org; www.bts.gov ).  We further estimate that there are between three and five million medium to heavy-duty trucks in operation in the United States, which are our target markets.

Sales and Marketing

Our sales and marketing strategy will consist of several elements.  First, we intend to present Engine Clean technology to potential target companies at industry conferences and trade shows.  We intend to focus on companies and customers referred to us by independent agents.  We also intend to maintain a high public profile through announcements, press releases and advertising.

Trademarks and Copyrights

Engine Clean does not own trademarks or copyrights at this time.

Markets and Competition

Engine Clean operates in a highly competitive marketplace.  Its principal competitors include SPX Corporation, Wynn’s Oil, BG Products, Moc Products, Justice Brothers, Bardahl, Kenvo, RTI(Bosch), Motorvac(UView), Flow Dynamics, Granitize, and AEC.  Most of its competitors are larger and better financed than Engine Clean and there is no assurance that we can successfully compete with these businesses.

Technical Expertise

Certain Engine Clean customers require specialized adapters for their engines and engine subsystems or their fluid products.  Engine Clean has its own machine shop to design, prototype and manufacture custom adapters as needed.

Employees
Engine Clean presently has 5 full time employees, three part-time employees and one consultant.  It is anticipated that during the next 12 months, Engine Clean will add approximately 3 new employees for product assembly.  Engine Clean employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future.  It is believed that Engine Clean’s relationship with its employees is good.

Facilities

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California 91706.  The 3 buildings rented by Engine Clean comprise approximately 7,500 square feet for its machine shop, product assembly, shipping and adapter manufacturing, and storage.  The facility has approximately 500 square feet of office space.  The buildings are rented from the original founder of Engine Clean – The Flynn Family Trust.  Rental payments are $4,500 per month.

Results of Operations

The operating results and cash flows are presented for the six months ended June 30, 2011 and June 30, 2010.  The increase includes $156,250 in value of shares issued to consultants and directors.

For the six months ended June 30, 2011, we had total revenue of $49,745, compared to Nil for the six months ended June 30, 2010, an increase of $49,745 from our sales of products.

For the six months ended June 30, 2011, we had total operating expenses of $222,119, compared to $26,312 for the six months ended June 30, 2010, an increase of $195,807. The June 30, 2011 results include the operations of Engine Clean Solutions, Inc. from may 30, 2011, the date of acquisition.

The net loss for the six months ended June 30, 2011 was $210,520 compared to $27,957 for the six months ended June 30, 2010, an increase of $182,563.

Liquidity and Capital Resources

With the acquisition of Engine Clean Solutions, Inc., the Company now has operations generating revenues and operating expenses. At June 30, 2011, the Company had current assets of $543,377 with current liabilities of $616,610. For the six months ended June 30, 2011, cash flow from operations was $93,052 with cash used for financing activities of $75,242.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $1,137,040 of net operating loss carry forwards as of June 30, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2011 through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the six months ended June 30, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Plan of Operations

The Company recently completed a significant acquisition that is reflected in the accompanying financial statements. The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets. Therefore the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.

The current operations of the Company consist of providing equipment and consummables to providers of engine servicing. The Company is focused on providing its products and services to companies in the trucking, automotive and other transportation sectors. The Company intends to grow organically from the expansion of offerings and services to customers, most of whom were acquired as relationships from the acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements that form part of this quarterly report include recently acquired assets. The Company has limited operating history with these assets, with management and with the implementation of controls. There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results reported for the recently completed second quarter.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the second quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLEAN TRANSPORTATION GROUP, INC.

August 22, 2011	By:	/S/ Dennis Dos Santos

Dennis Dos Santos
Chief Executive Officer and
Acting Principal Accounting Officer