Form 10-Q/A
period 2011-06-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2011-09-16
CIK 1373792

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Yes [X]        No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 15, 2011
Common Stock, $0.001 par value	26,117,767

EXPLANATORY NOTE

Clean Transportation Group, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, for the purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other Changes have been made to the Form 10-Q except to add certain disclosure to the Management's Discussion and Analysis of Financial Condition and Results of Operations. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the form 10-Q.

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

CLEAN TRANSPORTATION GROUP, INC.
(formerly: Quintana Gold Resources Corp.)

Financial Statements

June 30, 2011

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Balance Sheets

ASSETS

	June 30, 2011	December 31, 2010
	(unaudited)

CURRENT ASSETS
Cash	$18,211	$401
Accounts receivable	22,925	-
Loans receivable	3,787	-
Inventory	153,974	-
Prepaid expenses and deposits	344,480	730

Total Current Assets	543,377	1,131

PROPERTY AND EQUIPMENT, net	-	-

GOODWILL	1,561,327	-
DEPOSITS	4,763	-

TOTAL ASSETS	$2,109,467	$1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$77,650	$73,802
Accrued liabilities	16,560	-
Note payable	500,000	-
Income taxes payable	15,400	-
Due to related parties	7,000	75,242

Total Current Liabilities	616,610	149,044

Total Liabilities	616,610	149,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares authorized; 26,117,767 and 25,990,868 shares issued and outstanding, respectively	26,118	25,991
Additional paid-in capital	2,603,779	569,112
Accumulated deficit	(1,137,040)	(743,016)

Total Stockholders' Equity (Deficit)	1,492,857	(147,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,109,467	$1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statement of Operations
(unaudited)

	For the 6 Months Ended		For the 3 Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES	$49,745	$-	$49,745	$-

COST OF SALES	35,094	-	35,094	-

	14,651	-	14,651	-

OPERATING EXPENSES

General and administrative	222,118	26,312	205,058	11,190

Total Operating Expenses	222,118	26,312	205,058	11,190

LOSS FROM OPERATIONS	(207,467)	(26,312)	(190,407)	(11,190)

OTHER INCOME (EXPENSES)

Interest expense	(3,053)	(1,645)	(1,103)	(943)

Total Other Income (Expenses)	(3,053)	(1,645)	(1,103)	(943)

NET LOSS	$(210,520)	$(27,957)	$(191,510)	$(12,133)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)
Consolidated Statement of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2010	25,990,868	$25,991	$569,112	$(743,016)	$(147,913)

Interest expense contributed related to related party payables (unaudited)	-	-	3,053	-	3,053

Common stock issued for business acquisition (unaudited)	2,500,000	2,500	1,387,024	-	1,389,524

Common stock issued for debt conversion at $0.50 per share (unaudited)	284,434	284	141,933	--	142,217

Common stock issued for services (unaudited)	5,000,000	5,000	495,000	-	500,000

Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7,657	-	-

Net accumulated loss of subsidiary (unaudited)	-	-	-	(183,504)	(183,504)

Net loss for the period ended June 30, 2011 (unaudited)	-	-	-	(210,520)	(210,520)

Balance, June 30, 2011 (unaudited)	26,117,767	$26,118	$2,603,779	$(1,137,040)	$1,492,857

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)
Consolidated Statement of Cash Flows
(unaudited)

	For the 6 Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(210,520)	$(27,957)
Adjustments to reconcile net loss to net cash used by operating activities
Contributed capital for expenses	3,053	1,645
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(22,925)	-
(Increase) decrease in prepaid expenses and deposits	(348,513)	-
(Increase) decrease in loans receivable	(3,787)	-
(Increase) decrease in inventory	(153,974)	-
Increase (decrease) in accounts payable	290,759	6,888
Increase (decrease) in accrued liabilities	38,959	-

Net Cash Provided (Used) by Operating Activities	93,052	(19,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	-	18,983
Repayment of related party advances	(75,242)	-
Proceeds from loans payable	-	-
Net stock offering proceeds	-	-

Net Cash Provided (Used) by Financing Activities	(75,242)	18,983

INCREASE (DECREASE) IN CASH	17,810	(441)

CASH AT BEGINNING OF PERIOD	401	624

CASH AT END OF PERIOD	$18,211	$183

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$-	$-
Interest	$-	$-

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

During the six months ended June 30, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the six months ended June 30, 2011, the company recorded $3,053 of interest as contributed capital.

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

	1 Month	6 Months	6 Months
	Ended	Ended	Ended
	June 30,	June 30,	June 30,
	2011	2011	2010
	(Unaudited)	(Pro forma Unaudited)
Sales	$49,745	$252,280 $	597,324
Cost of Sales	35,094	172,690	407,840
Gross Profit	14,651	79,590	189,484
General & Administrative Costs	31,192	130,923	144,686
Income (Loss) from Operations	$(16,541)	$(51,333)	$44,799

NOTE 6 –	INVENTORY

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

Engine Clean offers an array of products as outlined below:

The Fuel Tool
Cleans entire fuel intake system, including:
Air Plenum
Throttle Body
Air Bypass Valve
Ports
Injectors
Valves
Combustion Chambers
Oxygen Sensors
Catalytic Converters

The Oil Tool
Purges old oil from engine using shop air
Injects clean oil into oil galleys preventing dry starts
Eliminates Oil Carryover during oil changes

The Diesel Fuel Tool
Cleans the entire fuel and combustion system including:
Lines
Injector Pump
Fuel Injectors
Removes Carbon, Gums and Varnish
Restores Throttle Response
Restores Fuel Efficiency

Cleaning Solutions
Fuel system cleaner
Diesel fuel system cleaner
Oil system cleaner

Fluid Services
Coolant system service
Differential Service
Brake Bleeder Service
Diesel EGR Service

Diesel Fuel Tank Cleaning Machine
Fuel Storage Tank Cleaning Machine
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

Results of Operations

The operating results and cash flows are presented for the six months and three months ended June 30, 2011 and June 30, 2010.

For the six months ended June 30, 2011, we had total revenue of $49,745, compared to $0 for the six months ended June 30, 2010, an increase of $49,745 from our sales of products.

For the six months ended June 30, 2011, we had total operating expenses of $222,118, compared to $26,312 for the six months ended June 30, 2010, an increase of $195,806.

The net loss for the six months ended June 30, 2011 was $210,520 compared to $27,957 for the six months ended June 30, 2010, an increase of $182,563.

For the three months ended June 30, 2011, we had total revenue of $49,745, compared to $0 for the three months ended June 30, 2010, an increase of $49,745 from our sales of products.

For the three months ended June 30, 2011, we had total operating expenses of $205,058, compared to $11,190 for the three months ended June 30, 2010, an increase of $193,868.

The net loss for the three months ended June 30, 2011 was $191,510 compared to $12,133 for the three months ended June 30, 2010, an increase of $179,377.

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

  volatility of the stock market, particularly within the technology sector; and

  general economic conditions.

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

Item 1A.	Risk Factors

This item is not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

This Item is not applicable.

Item 3.	Defaults Upon Senior Securities

This Item is not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.	Other Information

This Item is not applicable.

Item 6.	Exhibits

Exhibit 31.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS	XBRL INSTANCE DOCUMENT

Exhibit 101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

Exhibit 101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

Exhibit 101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

Exhibit 101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

Exhibit 101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN TRANSPORTATION GROUP, INC.

September 15, 2011	By: /S/ Dennis Dos Santos

Dennis Dos Santos
Chief Executive Officer and
Acting Principal Accounting Officer