Form 10-Q
period 2011-09-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2011-11-21
CIK 1373792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q
(Mark One)

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________ Commission File Number 000-52206

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

Yes [   ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 18, 2011
Common Stock, $0.001 par value	26,117,767

		TABLE OF CONTENTS
Heading			Page
		PART I — FINANCIAL INFORMATION
Item	1.	Financial Statements	3
Item	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item	3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item	4(T).	Controls and Procedures	16
		PART II — OTHER INFORMATION
Item	1.	Legal Proceedings	17
Item	1A.	Risk Factors	17
Item	2	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item	3.	Defaults upon Senior Securities	17
Item	4.	Submission of Matters to a Vote of Securities Holders	17
Item	5.	Other Information	17
Item	6.	Exhibits	17
		Signatures	18

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)

Financial Statements

September 30, 2011

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Balance Sheets

ASSETS
	September 30
	2011	December 31,
	(unaudited)	2010

CURRENT ASSETS
Cash	$10,515	$401
Accounts receivable	43,695	-
Loans receivable	2,600	-
Inventory	111,821	-
Prepaid expenses and deposits	250,730	730
Total Current Assets	419,361	1,131

PROPERTY AND EQUIPMENT, net	-	-

DEPOSITS	4,763	-
GOODWILL	608,724	-
TOTAL ASSETS	$1,032,848	$1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank loan	$49,700	$-
Accounts payable	179,823	73,802
Accrued liabilities	-	-
Note payable	500,000	-
Due to related parties	85,659	75,242
Total Current Liabilities	815,182	149,044
Total Liabilities	815,182	149,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	1,352,537	569,112
Accumulated deficit	(1,160,989)	(743,016)
Total Stockholders' Equity (Deficit)	217,666	(147,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,032,848	$1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statement of Operations
(unaudited)

	For the 9 Months Ended		For the 3 Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
SALES	$198,145	$-	$148,340	$-
COST OF SALES	138,114	-	103,020	-
	60,031	-	45,320	-
OPERATING EXPENSES
General and administrative	472,895	42,738	250,775	16,425
Total Operating Expenses	472,895	42,738	250,775	16,425
LOSS FROM OPERATIONS	(412,864)	(42,738)	(205,455)	(16,425)
OTHER INCOME (EXPENSES)
Interest expense	(5,109)	(3,004)	(2,056)	(1,360)
Total Other Income (Expenses)	(5,109)	(3,004)	(2,056)	(1,360)
NET LOSS	$(417,973)	$(45,742)	$(207,511)	$(17,785)
BASIC LOSS PER SHARE	$(0.02)	$(0.00)	$(0.01)	$(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC. (formerly Quintana Gold Resources Corp.) Consolidated Statement of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2010	25,990,868	$25,991	$569,112	$(743,016)	$(147,913)
Interest expense contributed related to related party payables (unaudited)	-	-	5,109	-	5,109
Common stock issued for business acquisition at $0.10 per share (unaudited)	2,500,000	2,500	247,500	-	250,000
Common stock issued for debt conversion at $0.10 per share (unaudited)	284,434	284	28,159	-	28,443
Common stock issued for services at $0.10 per share (unaudited)	5,000,000	5,000	495,000	-	500,000
Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7,657	-	-
Net loss for the period ended September 30, 2011 (unaudited)	-	-	-	(417,973)	(417,973)
Balance, September 30, 2011 (unaudited)	26,117,767	$26,118	$1,352,537	$(1,160,989)	$217,666

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC. (formerly Quintana Gold Resources Corp.) Consolidated Statement of Cash Flows (unaudited)
	For the 9 Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(417,973)	$(45,742)
Adjustments to reconcile net loss to net cash used by operating activities
Contributed capital for interest	5,108	3,004
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(43,695)	-
(Increase) decrease in prepaid expenses and deposits	(254,763)	-
(Increase) decrease in loans receivable	(2,600)	-
(Increase) decrease in inventory	(111,821)	-
Increase (decrease) in accounts payable	265,713	8,090
Increase (decrease) in income taxes payable	-	-
Increase (decrease) in accrued liabilities	59,728	-

Net Cash Provided (Used) by Operating Activities	(303)	(34,648)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	85,659	34,233
Payment on loans	(75,242)	-
Net stock offering proceeds	-	-

Net Cash Provided (Used) by Financing Activities	10,417	34,233

INCREASE (DECREASE) IN CASH	10,114	(415)

CASH AT BEGINNING OF PERIOD	401	624

CASH AT END OF PERIOD	$10,515	$209

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Taxes	$-	$-
Interest	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued in retirement of debt	$28,443	$-

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Notes to Financial Statements
September 30, 2011

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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with accounting principals generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report.

b. Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

c. Consolidation

The accompanying consolidated financial statements include the Company as of and for the three and nine months ended September 30, 2011, and its wholly owned subsidiary, Engine Clean, as of September 30, 2011 and from the date of acquisition (May 30, 2011) through September 30, 2011.

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
September 30, 2011

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
September 30, 2011

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

NOTE 2 - RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2010, the Company incurred $75,242 debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At September 30, 2011, the Company owed related parties $85,659 for expenses which were paid on behalf of the Company.

NOTE 3 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has sustained recurring losses, has accumulated deficit and a deficit in working capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to seek additional acquisitions in the transportation industry and obtain debt and equity financing. There is no assurance the Company will be successful in these efforts.

NOTE 4 - CONTRIBUTED CAPITAL FOR EXPENSES

During the nine months ended September 30, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the nine months ended September 30, 2011, the company recorded $5,109 of interest as contributed capital.

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
September 30, 2011

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

The following contains a summary of unaudited financial information for Engine Clean Solutions, Inc. for the four month period ending September 30, 2011, as well as pro forma unaudited financial information for the nine month periods ending on September 30, 2011 and 2010.

	4 Months	9Months	9 Months
	Ended	Ended	Ended
	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2010
	(Unaudited)	(Pro forma Unaudited)
Sales	$198,145	$400,680	$721,179
Cost of Sales	138,114	250,483	399,202
Gross Profit	60,031	150,197	321,977
General & Administrative Costs	123,959	199,997	202,040
Income (Loss) from
Operations	$(63,928)	$(49,800)	$119,936

NOTE 6 – INVENTORY

At September 30, 2011 inventories are comprised of finished goods totaling $111,821.

NOTE 7 – INCOME TAXES

The Company has losses for tax purposes totaling $1,160,989 which may be applied against future taxable income. These losses begin to expire in 2031. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Notes to Financial Statements
September 30, 2011

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

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California, 91706-1819 and its telephone number is (626) 814-3969. Engine Clean maintains a website that can be accessed at www.engineclean.com and www.enginecleansales.com

Engine Clean employs a Diesel Fuel Tool connected to an engine with fuel system specific adapters. While the engine is idling, a mixture of cleaning solution and diesel fuel is circulated through the fuel system. This includes the fuel pump, injectors, fuel rails, valves, rings and combustion chamber surfaces. The cleaning solution loosens carbon and other contaminants that are then removed by the Tool’s 5-micron filter or expelled through the exhaust. This treatment improves engine performance, drivability and fuel economy. Modern diesel engines are particularly well suited for this treatment, as they use expensive fuel injectors prone to failure with buildup of the contaminants found in diesel fuel. Engine Clean’s target market is medium to heavy-duty trucks.

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

  Injects clean oil into oil galleys preventing dry starts

  Eliminates Oil Carryover during oil changes

The Diesel Fuel Tool

Cleans the entire fuel and combustion system including:

  Lines

  Injector Pump

  Fuel Injectors

  Removes Carbon, Gums and Varnish

  Restores Throttle Response

  Restores Fuel Efficiency

Cleaning Solutions

  Fuel system cleaner

  Diesel fuel system cleaner

  Oil system cleaner

Fluid Services

  Coolant system service

  Power steering service

  Differential Service

  Brake Bleeder Service

  Diesel EGR Service

Diesel Fuel Tank Cleaning Machine

  Fuel Storage Tank Cleaning Machine

  Vehicle Fuel Tank Cleaning Machine

Engine Clean’s overall strategy is to first identify targeted OEM manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement roll-out plans to the distributor’s service location base. Engine Clean targets OEM manufacturers that have a significant network of service locations for their products. Engine Clean offers adapters that enable its tools to fit a wide range of vehicles. Management believes that this creates the opportunity for service locations to offer a high-margin service that has positive impacts on the environment.

Target Market

Management estimates that in the United States, there are approximately 250 million vehicles in operation, with about 16 million new vehicles being sold every year (source: www.nada.org; www.bts.gov We further estimate that there are between three and five million medium to heavy-duty trucks in operation in the United States, which are our target markets.

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

Results of Operations

The operating results and cash flows are presented for the nine months ended September 30, 2011 and September 30, 2010 and for the three months ended September 30, 2011 and September 30, 2010.

For the nine months ended September 30, 2011, we had total revenue of $198,145, compared to Nil for the nine months ended September 30, 2010, an increase of $198,145 from our sales of products.

For the nine months ended September 30, 2011, we had total operating expenses of $472,896, compared to $42,738 for the nine months ended September 30, 2010, an increase of $430,158.

The net loss for the nine months ended September 30, 2011 was $417,973 compared to $45,742 for the nine months ended September 30, 2010, an increase of $372,241.

For the three months ended September 30, 2011, we had total revenue of $148,340, compared to Nil for the three months ended September 30, 2010, an increase of $148,340 from our sales of products.

For the three months ended September 30, 2011, we had total operating expenses of $250,775, compared to $16,425 for the three months ended September 30, 2010, an increase of $234,350.

The net loss for the three months ended September 30, 2011 was $207,511 compared to $17,785 for the three months ended September 30, 2010, an increase of $189,726.

Liquidity and Capital Resources

Expenses incurred during 2010 and a portion of the expenses incurred in the first nine months of 2011, were paid by a stockholder. Because the company has no cash reserves, we may need to rely on stockholders to pay some expenses until the company becomes profitable.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $1,160,989 of net operating loss carry forwards as of September 30, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2012 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the nine months ended September 30, 2011 because it has been fully offset by a valuation reserve.

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

The current operations of the Company consist of providing equipment and consumables to providers of engine servicing. The Company is focused on providing its products and services to companies in the trucking, automotive and other transportation sectors. The Company intends to grow organically from the expansion of offerings and services to customers, most of whom were acquired as relationships from the acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, have concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the third quarter of fiscal 2011. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.     Submission of Matters to a Vote of Security Holders

This Item is not applicable.

Item 5.    Other Information

This Item is not applicable.

Item 6.     Exhibits

Exhibit 31.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. and Acting Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN TRANSPORTATION GROUP, INC.

Date: November 21, 2011	By: /S/ DENNIS DOS SANTOS
Dennis Dos Santos
Chief Executive Officer and
Acting Principal Accounting Officer

COVER LETTER

LEONARD E. NEILSON	8160 SOUTH HIGHLAND DRIVE, SUITE 104
ATTORNEY AT LAW	SANDY, UTAH 84093
TELEPHONE: (801) 733-0800
FAX: (801) 733-0808
E-MAIL: LNEILSONLAW@AOL.COM

November 21, 2011

Securities and Exchange Commission
Office of Document Control
100 F Street NE
Washington, D.C. 20549

VIA: EDGAR

Re:	CLEAN TRANSPORTATION GROUP, INC.
File No. 000-52206
Form 10-Q (for the period ended September 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended September 30, 2011.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson