Form 10-Q/A
period 2011-09-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-01-27
CIK 1373792

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[Amendment No. 2]

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

Class

Outstanding as of August 15, 2011

Common Stock, $0.001 par value

26,117,767

EXPLANATORY NOTE

Clean Transportation Group, Inc. is filing this Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 22, 2011, for the primary purpose of adjusting the amount of goodwill recognized in the consolidated financial statements of the Company at June 30, 2011, based on a closer assessment of the fair value of the acquisition transaction with Engine Clean Solutions, from $1,561,327 to $608,724.  In addition, the value of shares issued for conversion of debt was revised from $0.50 per share to $0.10 per share, which more closely represents the fair value at the date of the transaction resulting in a conversion of $28,443 of debt rather than $142,217 previously recognized.

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

17

PART II   —   OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

       17

Item 2

Unregistered Sales of Equity Securities and Use of Proceeds

17

Item 3.

Defaults upon Senior Securities

       17

Item 4.

Submission of Matters to a Vote of Securities Holders

      17

Item 5.

Other Information

17

Item 6.

Exhibits

18

Signatures

19

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

CLEAN TRANSPORTATION GROUP, INC.

(formerly Quintana Gold Resources Corp.)

Financial Statements

June 30, 2011

CONTENTS

Consolidated Balance Sheets

 4

Consolidated Statement of Operations

 5

Consolidated Statement of Stockholders’ Equity (Deficit)

 6

Consolidated Statement of Cash Flows

 7

Notes to the Financial Statements

 8

PAGES 4 – 12

=

Financial Statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Balance Sheets

ASSETS
	June 30,
	2011	December 31,
	(unaudited)	2010
	(Restated)
CURRENT ASSETS
Cash	$ 18,211	$ 401
Accounts receivable	22,925	-
Other receivables	3,787	-
Inventory	153,974	-
Prepaid expenses and deposits	344,480	730

Total Current Assets	543,377	1,131

PROPERTY AND EQUIPMENT, net	-	-

GOODWILL	608,724	-
DEPOSITS	4,763	-

TOTAL ASSETS	$ 1,156,864	$ 1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank loan	$ 19,000	$ -
Accounts payable	97,124	73,802
Accrued liabilities	16,560	-
Note payable	500,000	-
Income taxes payable	15,400	-
Due to related parties	85,659	75,242

Total Current Liabilities	733,743	149,044

Total Liabilities	733,743	149,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	1,350,481	569,112
Accumulated deficit	(953,478)	(743,016)

Total Stockholders' Equity (Deficit)	423,121	(147,913)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 1,156,864	$ 1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statement of Operations
(unaudited)

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
SALES	$ 49,745	$ -	$ 49,745	$ -
COST OF SALES	35,094	-	35,094	-
GROSS PROFIT	14,651	-	14,651	-
OPERATING EXPENSES
General and Administrative	222,060	26,312	205,089	11,190
Total Operating Expenses	222,060	26,312	205,089	11,190
LOSS FROM OPERATIONS	(207,409)	(26,312)	(190,438)	(11,190)
OTHER INCOME (EXPENSES)
Interest expense	(3,053)	(1,645)	(1,104)	(943)
Total Other Income (Expenses)	(3,053)	(1,645)	(1,104)	(943)
NET LOSS	$ (210,462)	$ (27,957)	$ (191,542)	$ (12,133)
BASIC LOSS PER SHARE	$ (0.01)	0.00	$ (0.01)	0.00
WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statement of Stockholders’ Equity (Deficit)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2010	25,990,868	$ 25,991	$ 569,112	$ (743,016)	$ (147,913)
Interest expense contributed related to related party payables (unaudited)	-	-	3,053	-	3,053
Common stock issued for business acquisition (unaudited)	2,500,000	2,500	247,500	-	250,000
Common stock issued for debt conversion at $0.10 per share (unaudited)	284,434	24	28,159	-	28,443
Common stock issued for services (unaudited)	5,000,000	5,000	495,000	-	500,000
Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7,657	-	-
Net loss for the period ended June 30, 2011 (unaudited)	-	-	-	(210,462)	(210,462)
Balance, June 30, 2011 (unaudited)	26,117,767	$ 26,118	$ 1,350,481	$ (953,478)	$ 423,121

The accompanying notes are an integral part of these financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly Quintana Gold Resources Corp.)
Consolidated Statement of Cash Flows
(unaudited)
	For the 6 Months Ended
	June 30,
	2011	2010
	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (210,462)	$ (27,957)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed interest on related party debt	3,053	1,645
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	10,705	-
(Increase) decrease in prepaid expenses and deposits	(343,750)	-
(Increase) decrease in other receivables	(38)	-
(Increase) decrease in inventory	8,951	-
Increase (decrease) in accounts payable	12,148	6,888
Increase (decrease) in accrued liabilities	7,786	-

Net Cash Provided (Used) by Operating Activities	(11,607)	(19,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	85,659	18,983
Proceeds from bank loan	19,000
Repayment of related party advances	(75,242)	-

Net Cash Provided (Used) by Financing Activities	29,417	18,983

INCREASE (DECREASE) IN CASH	17,810	(441)

CASH AT BEGINNING OF PERIOD	401	624

CASH AT END OF PERIOD	$ 18,211	$ 183

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Taxes	$ -	$ -
Interest	$ -	$ -

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Stock issued for retirement of debt	$ 28,443	$ -

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

h. Intangible Assets and Amortization

The Company has adopted ASC 350 "Goodwill and Other Intangible Assets", which requires that goodwill not be amortized, but that goodwill and other intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets, which primarily relates to contract-based intangibles such as license agreements and extensions, is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.

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

The Company has agreed to use its best efforts to seek funding in order to satisfy the promissory note prior to the closing of the Acquisition Agreement.  However, at the closing, the promissory note had not yet been satisfied and there can be no assurance that the funds will be raised.  The Company intends to continue to seek the necessary funds following the closing. In the event of inability by the Company to satisfy payments as required by the promissory note, the Company will retire any unpaid portion of the promissory note with its common stock calculated at a price of $ 0.25 per share.

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

NOTE 8 –   RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements as of June 30, 2011 have been restated primarily to adjust the valuation of goodwill associated with the May 2011 acquisition of Engine Clean Solutions from $1,561,327 to $608,724 based on the fair value of that transaction.  In addition, the value of shares issued for conversion of debt has been revalued at $0.10 per share, which more closely represents fair value at the date of the transaction resulting in a conversion of $28,443 of debt rather than $142,217 previously recognized.

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and notes that there are no subsequent events that require disclosure.

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

For the six months ended June 30, 2011, we had total operating expenses of $222,060, compared to $26,312 for the six months ended June 30, 2010, an increase of $195,748.

The net loss for the six months ended June 30, 2011 was $210,462 compared to $27,957 for the six months ended June 30, 2010, an increase of $182,505.

For the three months ended June 30, 2011, we had total revenue of $49,745, compared to $0 for the three months ended June 30, 2010, an increase of $49,745 from our sales of products.

For the three months ended June 30, 2011, we had total operating expenses of $205,089, compared to $11,190 for the three months ended June 30, 2010, an increase of $193,899.

The net loss for the three months ended June 30, 2011 was $191,452 compared to $12,133 for the three months ended June 30, 2010, an increase of $179,319.

Liquidity and Capital Resources

Expenses incurred during 2010 and a portion of the expenses incurred in the first six months of 2011, were paid by a stockholder. Because the company has no cash reserves, we may need to rely on stockholders to pay some expenses until the company becomes profitable.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $953,478 of net operating loss carry forwards as of June 30, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2011 through 2030. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the six months ended June 30, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

CLEAN TRANSPORTATION GROUP, INC.

Date:  January 27, 2012

By: /S/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer and

Acting Principal Accounting Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Dos Santos, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of CLEAN TRANSPORTATION GROUP, INC.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: January 27, 2012

/S/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer and

Acting Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLEAN TRANSPORTATION GROUP, INC. (the “Company”) on Form 10-Q for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Dos Santos, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer

January 27, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-Q solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-Q or as a separate disclosure document.

COVER LETTER

Leonard E. Neilson

A PROFESSIONAL CORPORATION

LEONARD E. NEILSON

8160 SOUTH HIGHLAND DRIVE, SUITE 104

     ATTORNEY AT LAW

SANDY, UTAH 84093

TELEPHONE: (801) 733-0800

FAX: (801) 733-0808

E-MAIL: LNEILSONLAW@AOL.COM

January 27, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

Amendment No. 2 to Form 10-Q (for the period ended June 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, Amendment No. 2 to the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended June 30, 2011.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment

22