Form 10-Q/A
period 2011-06-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-03-16
CIK 1373792

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[Amendment No. 3]

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      No X

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class

Outstanding as of August 15, 2011

Common Stock, $0.001 par value

26,117,767

EXPLANATORY NOTE

Clean Transportation Group, Inc. is filing this Amendment No. 3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed with the Securities and Exchange Commission on August 22, 2011, Amendment No. 1 filed on September 15, 2011, and Amendment No. 2 filed on January 27, 2012, for the purpose of making certain adjustment to the Company’s consolidated financial statements at June 30, 2011 to reflect an adjustment in the valuation of the acquisition transaction with Engine Clean Solutions.

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

 10

Notes to the Financial Statements

 12

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Balance Sheets

ASSETS
	June 30,
	2011	December 31,
	(unaudited)	2010
	(Restated)
CURRENT ASSETS
Cash	$ 18,211	$ 401
Accounts receivable	22,925	-
Loans receivable	3,787	-
Inventory	153,974	-
Prepaid expenses and deposits	344,480	730
Total Current Assets	543,377	1,131
PROPERTY, PLANT AND EQUIPMENT, net	80,000	-
INTELLECTUAL PROPERTY	90,000	-
DEPOSITS	4,763	-

TOTAL ASSETS	$ 718,140	$ 1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank loan	$ 19,000	$ -
Accounts payable	97,124	73,802
Accrued liabilities	16,560	-
Note payable-related parties	300,000	-
Income taxes payable	15,400	-
Due to related parties	85,659	75,242

Total Current Liabilities	533,743	149,044

Total Liabilities	533,743	149,044
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	1,111,757	569,112
Accumulated deficit	(953,478)	(743,016)
Total Stockholders' Equity (Deficit)	184,397	(147,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 718,140	$ 1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Statement of Operations

(unaudited)

(restated)

	For the 6 Months Ended June 30,		For the 3 Months Ended June 30,
	2011	2010	2011	2010

SALES	$ 49,745	$ -	$ 49,745	$ -
COST OF SALES	35,094	-	35,094	-
GROSS PROFIT	14,651	-	14,651	-
OPERATING EXPENSES
General and Administrative	222,060	26,312	205,058	11,190
Total Operating Expenses	222,060	26,312	205,058	11,190
LOSS FROM OPERATIONS	(207,409)	(26,312)	(190,407)	(11,190)
OTHER INCOME (EXPENSES)
Interest expense	(3,053)	(1,645)	(1,103)	(943)
Total Other Income (Expenses)	(3,053)	(1,645)	(1,103)	(943)
NET LOSS	$ (210,462)	$ (27,957)	$ (191,510)	$ (12,133)
BASIC LOSS PER SHARE	$ (0.01)	(0.00)	$ (0.01)	(0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2010	25,990,868	$ 25,991	$ 569,112	$ (743,016)	$ (147,913)
Interest expense contributed related to related party payables (unaudited)	-	-	3,053	-	3,053
Common stock issued for business acquisition (restated)	2,500,000	2,500	8,776	-	11,276
Common stock issued for debt conversion at $0.10 per share (unaudited)	284,434	284	28,159	-	28,443
Common stock issued for services (unaudited)	5,000,000	5,000	495,000	-	500,000
Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7,657	-	-
Net loss for the period ended June 30, 2011 (unaudited)	-	-	-	(210,462)	(210,462)
Balance, June 30, 2011 (restated)	26,117,767	$ 26,118	$ 1,111,757	$ (953,478)	$ 423,121

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly Quintana Gold Resources Corp.)

Consolidated Statement of Cash Flows

(unaudited)

	For the 6 Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES	(Restated)

Net loss	$ (210,462)	$ (27,957)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	3,053	1,645
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	10,705	-
(Increase) decrease in prepaid expenses and deposits	(343,750)	-
(Increase) decrease in other receivables	(38)	-
(Increase) decrease in inventory	8,951	-
Increase (decrease) in accounts payable	12,148	6,888
Increase (decrease) in accrued liabilities	7,786	-
Net Cash Provided (Used) by Operating Activities	(11,607)	(19,424)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	85,659	18,983
Proceeds from bank loan	19,000
Repayment of related party advances	(75,242)	-
Net stock offering proceeds	-	-

Net Cash Provided (Used) by Financing Activities	29,417	18,983

INCREASE (DECREASE) IN CASH	17,810	(441)
CASH AT BEGINNING OF PERIOD	401	624
CASH AT END OF PERIOD	$ 18,211	$ 183
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Taxes	$ -	$ -
Interest	$ -	$ -

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements for the year ended December 31, 2010 and the notes thereto included in the Company’s Annual Report.

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

d. Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of six months or less when purchased to be cash equivalents.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

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

h. Intangible Assets and Amortization

The Company has adopted ASC 350 "Goodwill and Other Intangible Assets", which requires that intangible assets be tested annually for impairment. Intangible assets with a finite life will be amortized over the estimated useful life of the asset. The Company's operational policy for the assessment and measurement of any impairment in the intangible assets is to evaluate annually, the recoverability and remaining life of its intangible assets to determine the fair value of these assets.

i. Revenue Recognition

The Company receives revenues from the sale of fuel cleaning systems. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured. A one-year warranty is provided by the Company on all its products.

j. Income Taxes

The Company accounts for income tax using the asset and liability method in accordance with ASC 740, “Income Taxes”.  The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

 Notes to Consolidated Financial Statements

June 30, 2011

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of  this amendment is not expected to have a material effect of the Company’s consolidated financial statements.

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

 Notes to Consolidated Financial Statements

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

The Company has agreed to use its best efforts to seek funding in order to satisfy the promissory note prior to the closing of the Acquisition Agreement.  However, at the closing, the promissory note had not yet been satisfied and there can be no assurance that the funds will be raised.  The Company intends to continue to seek the necessary funds following the closing. In the event of inability by the Company to satisfy payments as required by the promissory note, the Company will retire any unpaid portion of the promissory note by issuing two million common shares to the stockholders of Engine Clean.

The following contains a summary of unaudited financial information for Engine Clean Solutions, Inc. for the one month period ending June 30, 2011, as well as pro forma unaudited financial information for the six month periods ending on June 30, 2011 and 2010.

	1 Month Ended	6 Months Ended	6 Months Ended
	June 30, 2011	June 30, 2011	June 30, 2010
	(Unaudited)	(Pro forma Unaudited)
Sales	$ 49,745	252,280	597,324
Cost of Sales	35,094	172,690	407,840
Gross Profit	14,651	79,590	189,484
General & Administrative Costs	31,192	130,923	144,686
Income (Loss) from Operations	$ (16,541)	(51,333)	44,799

NOTE 6 – INVENTORY

At June 30, 2011 inventories are comprised of finished goods totaling $153,974.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

June 30, 2011

NOTE 7 – INCOME TAXES

The Company has losses for tax purposes totaling $953,478 which may be applied against future taxable income. These losses begin to expire in 2027. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS

The consolidated financial statements have been restated to correct the valuation of the acquisition of Engine Clean to recognize $80,000 of fair value associated with property, plant and equipment along with certain intellectual property with fair value of $90,000. It was determined that there is no value attributable to goodwill previously recognized by the Company as part of the acquisition. In addition, the $200,000 contingent liability associated with the acquisition has been removed as part of the consideration for the purchase as a result of uncertainties associated with the terms of the obligation. As a result, the net value of the 2,500,000 shares of the Company’s common stock issues as consideration for the acquisition has been valued at $11,276.

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

Date:  March 16, 2012

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

Date: March 16, 2012

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

Acting Principal Accounting Officer

March 16, 2012

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

COVER LETTER

Leonard E. Neilson

A PROFESSIONAL CORPORATION

LEONARD E. NEILSON

8160 SOUTH HIGHLAND DRIVE, SUITE 104

     ATTORNEY AT LAW

SANDY, UTAH 84093

TELEPHONE: (801) 733-0800

FAX: (801) 733-0808

E-MAIL: LNEILSONLAW@AOL.COM

March 16, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

Amendment No. 3 to Form 10-Q (for the period ended June 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, Amendment No. 3 to the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended June 30, 2011.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment