Form 10-Q/A
period 2011-09-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-03-21
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

[Amendment No. 1]

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

Class

Outstanding as of November 18, 2011

Common Stock, $0.001 par value

26,117,767

EXPLANATORY NOTE

Clean Transportation Group, Inc. is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the Securities and Exchange Commission on November 21, 2011, for the purpose of making certain adjustment to the Company’s consolidated financial statements at September 30, 2011 to reflect an adjustment in the valuation of the acquisition transaction with Engine Clean Solutions.

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

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficit) in conformity with generally accepted accounting principles.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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

Notes to the Financial Statements

 8

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Balance Sheets

ASSETS
	September 30,
	2011	December 31,
	(unaudited)	2010
	(Restated)
CURRENT ASSETS
Cash	$ 10,515	$ 401
Accounts receivable	43,695	-
Loans receivable	2,600	-
Inventory	111,821	-
Prepaid expenses and deposits	250,730	730
Total Current Assets	419,361	1,131
PROPERTY, PLANT AND EQUIPMENT, net	74,667	-
DEPOSITS	4,763	-
INTELLECTUAL PROPERTY, net	82,500	-

TOTAL ASSETS	$ 581,291	$ 1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank loan	$ 49,700	$ -
Accounts payable	179,823	73,802
Note payable	300,000	-
Due to related parties	85,659	75,242

Total Current Liabilities	615,182	149,044

Total Liabilities	615,182	149,044
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	1,113,813	569,112
Accumulated deficit	(1,173,822)	(743,016)
Total Stockholders' Equity (Deficit)	(33,891)	(147,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 581,291	$ 1,131

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Statement of Operations

(unaudited)

	For the 9 Months Ended September 30,		For the 3 Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)

SALES	$ 198,145	$ -	$ 148,340	$ -
COST OF SALES	138,114	-	103,020	-
GROSS PROFIT	60,031	-	45,320	-
OPERATING EXPENSES
General and Administrative	472,896	42,738	250,775	16,425
Depreciation and amortization	12,833	-	12,833	-
Total Operating Expenses	485,729	42,738	263,608	16,425
LOSS FROM OPERATIONS	(425,698)	(42,738)	(218,288)	(16,425)
OTHER INCOME (EXPENSES)
Interest expense	(5,108)	(3,004)	(2,056)	(1,360)
Total Other Income (Expenses)	(5,108)	(3,004)	(2,056)	(1,360)
NET LOSS	$ (430,806)	$ (45,742)	$ (220,344)	$ (17,785)
BASIC LOSS PER SHARE	$ (0.02)	$ (0.00)	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE SHARES OUTSTANDING	25,984,978	25,990,868	25,979,152	25,990,868

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Consolidated Statement of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2010	25,990,868	$ 25,991	$ 569,112	$ (743,016)	$ (147,913)
Interest expense contributed related to related party payables (unaudited)	-	-	5,109	-	5,109
Common stock issued for business acquisition (unaudited) (restated)	2,500,000	2,500	8,776	-	11,276
Common stock issued for debt conversion at $0.50 per share (unaudited)	284,434	284	28,159	-	28,443
Common stock issued for services (unaudited)	5,000,000	5,000	495,000	-	500,000
Contribution of shares back to treasury (unaudited)	(7,657,535)	(7,657)	7,657	-	-
Net loss for the period ended September 30, 2011 (unaudited) (restated)	-	-	-	(430,806)	(430,806)
Balance, September 30, 2011 (unaudited) (restated)	26,117,767	$ 26,118	$ 1,113,813	$ (1,173,822)	$ (33,891)

The accompanying notes are an integral part of these financial statements

CLEAN TRANSPORTATION GROUP, INC.

(formerly Quintana Gold Resources Corp.)

Consolidated Statement of Cash Flows

(unaudited)

	For the 9 Months Ended
	September 30,
	2011	2010
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (430,806)	$ (45,742)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for interest	5,109	3,004
Depreciation and amortization expense	12,833	-
Stock for services	500,000	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(43,695)	-
(Increase) decrease in prepaid expenses and deposits	(254,763)	-
(Increase) decrease in loans receivable	(2,600)	-
(Increase) decrease in inventory	(111,821)	-
Increase (decrease) in accounts payable	265,712	8,090
Increase (decrease) in income taxes payable	-	-
Increase (decrease) in accrued liabilities	59,728	-
Net Cash Provided (Used) by Operating Activities	(303)	(34,648)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	-	34,233
Repayment of related party advances	85,659	-
Payment on loans	(75,242)	-
Net stock offering proceeds	-	-

Net Cash Provided (Used) by Financing Activities	10,417	34,233

INCREASE (DECREASE) IN CASH	10,114	(415)
CASH AT BEGINNING OF PERIOD	401	624
CASH AT END OF PERIOD	$ 10,515	$ 209
SUPPLEMENTAL CASH FLOW INFORMATION:
CASH PAID FOR:

Taxes	$ -	$ -
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in retirement of debt	$ 28,443	$ -

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

h. Property, Plant and Equipment

Property, plant and equipment is stated at fair value less accumulated depreciation using the straight-line method over the estimated useful life of the assets.

i. Intangible Assets and Amortization

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

j. Revenue Recognition

The Company receives revenues from the sale of fuel cleaning systems. The Company recognizes revenues when persuasive evidence of an arrangement exists, the product is delivered and collection is reasonably assured. A one-year warranty is provided by the Company on all its products.

k. Income Taxes

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

m. Recently Issued Accounting Pronouncements

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

September 30, 2011

NOTE 4 - CONTRIBUTED CAPITAL FOR EXPENSES

During the nine months ended September 30, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the nine months ended September 30, 2011, the company recorded $5,108 of interest as contributed capital.

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

Under the terms of the Acquisition Agreement, we acquired 100% of the issued and outstanding capital stock of Engine Clean, held by two stockholders, in exchange for 2,500,000 shares of the Company’s authorized, but previously unissued common stock, and $500,000 in cash.  The cash portion is to be paid subsequently from funds raised by the Company pursuant to a private placement of securities or by other financings. The cash payment is evidenced by a promissory note in the amount of $300,000 payable as follows: (i) $300,000 to be paid 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium, such cash funds to be utilized in retiring Engine Clean related party liabilities (ii) $100,000 to be paid six months after the first day the Company’s shares are traded on the OTCBB; and (iii) $100,000 to be paid twelve months after the first day the Company’s shares are traded on the OTCBB.

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

(The remainder of this page is intentionally left blank)

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Notes to Consolidated Financial Statements

September 30, 2011

NOTE 5 – ACQUISITION OF SUBSIDIARY (continued)

The following contains a summary of unaudited financial information for Engine Clean Solutions, Inc. for the three month period ending September 30, 2011, as well as pro forma unaudited financial information for the nine month periods ending on September 30, 2011 and 2010.

	3 Months Ended	9 Months Ended	9 Months Ended
	Sept 30, 2011	Sept 30, 2011	Sept 30, 2010
	(Unaudited)	(Pro forma Unaudited)
Sales	$148,340	$198,145	$721,179
Cost of Sales	103,020	138,114	399,202
Gross Profit	45,320	60,031	321,977
General & Administrative Costs	263,608	485,729	202,040
Income (Loss) from Operations	$(218,288)	$(425,698)	$119,936

NOTE 6 – INVENTORY

At September 30, 2011 inventories are comprised of finished goods totaling $111,821.

NOTE 7 – INCOME TAXES

The Company has losses for tax purposes totaling $1,173,822 which may be applied against future taxable income. These losses begin to expire in 2031. The potential tax benefit arising from these losses has not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

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

The property, plant and equipment are being depreciated on the straight-line basis over a period of 5 years, the estimated useful life of the assets. $5,333 of depreciation expense has been recognized for the three and nine months ended September 30, 2011.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Notes to Consolidated Financial Statements

September 30, 2011

NOTE 8 – RESTATEMENT OF FINANCIAL STATEMENTS (continued)

Intellectual property is being depreciated on the straight-line basis over a period of 4 years, the estimated useful life of the asset. $7,500 of depreciation expense has been recognized for the three and nine months ended September 30, 2011.

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

Results of Operations

The operating results and cash flows are presented for the three and nine months ended September 30, 2011 and September 30, 2010.

For the three months ended September 30, 2011, we had total revenue of $148,340, compared to $0 for the three months ended September 30, 2010, an increase of $148,340 from our sales of products.

For the three months ended September 30, 2011, we had total operating expenses of $263,608, compared to $16,425 for the three months ended September 30, 2010, an increase of $247,183.

The net loss for the three months ended September 30, 2011 was $220,344 compared to $17,785 for the three months ended September 30, 2010, an increase of $202,559.

For the nine months ended September 30, 2011, we had total revenue of $198,145, compared to $0 for the nine months ended September 30, 2010, an increase of $198,145 from our sales of products.

For the nine months ended September 30, 2011, we had total operating expenses of $485,729, compared to $42,738 for the nine months ended September 30, 2010, an increase of $442,991.

The net loss for the nine months ended September 30, 2011 was $430,806 compared to $45,742 for the nine months ended September 30, 2010, an increase of $385,064.

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

Net Operating Loss

We have accumulated approximately $1,173,822 of net operating loss carry forwards as of September 30, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2012 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2010 or the nine months ended September 30, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Date: March 21, 2012

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

Date: March 21, 2012

/S/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer and

Acting Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLEAN TRANSPORTATION GROUP, INC. (the “Company”) on Form 10-Q for the period ending September 30, 2011, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Dos Santos, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer

Acting Principal Accounting Officer

March 21, 2012

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

COVER LETTER

Leonard E. Neilson

A PROFESSIONAL CORPORATION

LEONARD E. NEILSON

8160 SOUTH HIGHLAND DRIVE, SUITE 104

     ATTORNEY AT LAW

SANDY, UTAH 84093

TELEPHONE: (801) 733-0800

FAX: (801) 733-0808

E-MAIL: LNEILSONLAW@AOL.COM

March 21, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

Amendment No. 1 to Form 10-Q (for the period ended September 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, Amendment No. 1 to the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended September 30, 2011.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment