Form 10-K
period 2011-12-31
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-06-07
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

   [ X ]

Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2011

   [    ]

Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File Number:   000-52206

CLEAN TRANSPORTATION GROUP, INC.

(FORMERLY QUINTANA GOLD RESOURCES CORP.)

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

Yes [  ]   No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sales price, or the average bid and asked price on such stock, as of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, was $-0-.  Shares of the registrant’s common stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of registrant’s outstanding common stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of May 31, 2012 was 26,117,767

DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Part IV, Item 15.

CLEAN TRANSPORTATION GROUP, INC.

(formerly Quintana Gold Resources Corp.)

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K, including in documents incorporated by reference into this Report, includes some statements that are not purely historical and that are “forward-looking statements.” Such forward-looking statements include, but are not limited to, statements regarding the Company and its management’s expectations, hopes, beliefs, intentions or strategies regarding the future, including its financial condition and results of operations. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “possible,” “potential,” “predicts,” “projects,” “seeks,” “should,” “will,” “would” and similar expressions, or the negatives of such terms, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and the potential effects of our recent acquisition. There can be no assurance that future developments actually affecting the Company will be those anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond the parties’ control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements, including the following:

•

Our ability to develop and market new products;

•

The sufficiency of existing capital resources and the ability to raise additional capital to fund requirements for future operations;

•

Uncertainties following any successful acquisition or merger related to the future rate of growth of the acquired business and acceptance of its products and/or services;

•

Our ability to attract and retain qualified executives and employees;

•

The competitive nature of the engine service market;

•

The impact of changes to government regulations and industry standards;

•

Our strategic management of investments and acquisitions;

•

Vulnerability of our business to general economic downturn; and

•

The ability to deliver an adequate rate of growth and manage such growth.

Should one or more of these risks or uncertainties materialize, or should any of the Company’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

Business Development

History

Clean Transportation Group, Inc. was organized on August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On May 19, 1988 the company changed its name to Kellard Marble, Inc. and on March 13, 1989, it changed its name to Who's the Greatest. On May 15, 1994, the company changed its name to SwissAmera Enterprises, Inc. and on July 9, 2001 the company again changed its name to Royal Oil & Gas Corp.  On June 27, 2008, the company changed its name to Quintana Gold Resources Corp. and, on April 18, 2011, the Company again changed its name to Clean Transportation Group, Inc.

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

The company had been inactive with nominal assets and no significant operations since 1995. All shareholders loans have been paid through the issuance of common stock as of June 30, 2006, valued at par value of $0.005.

On May 13, 2011, the Company executed a Definitive Agreement, acquiring 100% of the issued and outstanding shares of Engine Clean Solutions Inc. (“Engine Clean”), a private California company with active revenue generating operations based in California. Accordingly, the Company is no longer considered to be in the development stage.

On May 21, 2011, the Company cancelled 7,657,545 shares of common stock to be returned to the treasury of the Company, which cancellation was done with the agreement of the shareholder.

Effective May 30, 2011 the Company issued 2,500,000 shares of common stock as consideration for the acquisition of 100% of the issued and outstanding stock of Engine Clean Solutions Inc.

On June 23, 2011 the Company issued 5,000,000 shares of common stock valued at $ 0.10 per share for past and future consideration of the Board of Directors and several advisory members.

On June 23, 2011 the Company issued 284,434 shares of common stock valued at $ 0.10 per share to a related party for services rendered.

As of December 31, 2011 the company has at total of 26,117,767 shares of common stock.

Offices

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

Engine Clean, founded in 1991, is based in Los Angeles, California and manufactures service equipment to improve the fuel efficiency, performance, service life, safety, and environmental impact of gasoline and diesel engines.  Engine Clean’s customers are diesel engine OEM vendors, manufacturers selling chemicals and equipment to the global automotive aftermarket and commercial transport fleets.  OEMs are original equipment manufacturers that design and build automobiles, trucks and agricultural and heavy-duty transport trucks.  These vehicles are then serviced by vendors that are authorized distributors appointed by the OEM.

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California, 91706-1819 and its telephone number is (626) 814-3969. Engine Clean maintains a website that can be accessed at www.engineclean.com and www.enginecleansales.com

Engine Clean manufactures all of its automotive service equipment that is sold to distributors for fuel system cleaning, diesel fuel system cleaning, coolant exchange, lubrication exchange, differential fluid exchange, power steering fluid exchange, brake bleeding, and tank cleaning.  Engine Clean also manufactures a Ford diesel EGR cleaning tool intended for Ford diesel engines.

Engine Clean sells two fuel system cleaning solutions.  One is for petrol (with a trade name GX – 301) and one for diesel fuel system cleaning (with a trade name of D-501).  It also sells one lubrication cleaning solution under the trade name of EFX-601.  The cleaning solutions have been blended for Engine Clean for the past 20 years by a local Southern California chemical vendor.  The formulas were derived from US military cleaning solution specifications.

Engine Clean employs a Diesel Fuel Tool connected to an engine with fuel system specific adapters.  While the engine is idling, a mixture of cleaning solution and diesel fuel is circulated through the fuel system.  This includes the fuel pump, injectors, fuel rails, valves, rings and combustion chamber surfaces.  The cleaning solution loosens carbon and other contaminants that are then removed by the Tool’s 5- micron filter or expelled through the exhaust. A 5-micron polypropylene sediment filter traps sediments and other particulate matter, such as dirt, silt, and rust that are in vehicle diesel fuel, lubrication oil, and engine coolant.  The 5-micron rating refers to the micron smallest size of particles that are trapped by the polypropylene filter media.

We believe that this treatment can improve engine performance, drivability and fuel economy. Vehicle drivability involves ease of engine starting, engine idling, and engine acceleration without engine roughness, stalling, hesitation or surge.  We believe that today’s diesel engines that comply with current Environment Protection Agency (“EPA”) standards are particularly well suited for this treatment, as they use fuel injectors that are prone to failure due to buildup of the contaminants found in diesel fuel. In an article published by the Society of Automotive Engineers (“Deposit Control in Modern Diesel Fuel Injection Systems” – October 10, 2010), it was stated that “modern diesel fuel injection equipment systems are susceptible to the formation of a variety of deposits”, such as in nozzle spray-holes and inside the injector body.  This could “lead to increased fuel consumption, loss in power, poor driveabiliy and failure to start.” We believe that our treatment can address some of these issues.  We also offer a system for cleaning the fuel tanks of vehicles to remove contaminants that build up over time as they settle out of the fuel in the tank.

The product line includes cleaning solutions, spare machine parts, and adapter kits to fit new makes and models of automobiles.  Engine Clean is currently selling products through distributors in North America, Indonesia, India, South America, Europe and the Middle East.  John Deere is distributing the Engine Clean Diesel Fuel Tool in Canada, Germany, and France.  Products offered by Engine Clean are outlined below:

The Fuel Tool

Designed and intended to clean components of the fuel intake system, including:

•

Air Plenum

•

Throttle Body

•

Air Bypass Valve

•

Ports

•

Injectors

•

Valves

•

Combustion Chambers

•

Oxygen Sensors

•

Catalytic Converters

The Oil Tool

Designed and intended to perform the following:

•

Purges old oil from engine using shop air

•

Injects clean oil into oil galleys preventing dry starts

•

Eliminates Oil Carryover during oil changes

The Diesel Fuel Tool

Designed and intended to clean the fuel and combustion system including:

•

Lines

•

Injector Pump

•

Fuel Injectors

•

Removes Carbon, Gums and Varnish

•

Restores Throttle Response

•

Restores Fuel Efficiency

Cleaning Solutions

Designed to work with the Oil and Fuel Tools:

•

Fuel system cleaner

•

Diesel fuel system cleaner

•

Oil system cleaner

Fluid Services

The vehicle fluid systems we address:

•

Coolant system service

•

Power steering service

•

Differential Service

•

Brake Bleeder Service

•

Diesel EGR Service

Diesel Fuel Tank Cleaning Machine

Designed to clean fuel storage tanks:

•

Fuel Storage Tank Cleaning Machine

•

Vehicle Fuel Tank Cleaning Machine

Fluid services referenced above refers to the range of fluid exchange service recommend by vehicle manufacturers to maintain vehicle warranties and provide for extended engine life beyond the new car warranty period.  They include fuel service, diesel fuel service, engine oil service, differential gear box exchange, coolant exchange, brake system flushing, and power steering service.  Engine Clean provides tools and machines that help service technicians perform fluid exchange service according to manufacturer’s specifications.

Engine Clean’s Fuel Tool is designed to clean deposits that accumulate in fuel intake systems.  Excessive deposits in the intake fuel system can trigger a malfunction indicator light by an on board diagnostic sensor and cause a vehicle to fail an emissions inspection program. Fuel system intake cleaning is an OEM authorized service and an approved emissions inspection station maintenance procedure for licensed emissions technicians.

The federal government mandates minimum detergent requirements for gasoline to minimize the emissions problems associated with fuel system intake deposits.  These detergents are sold to automotive service facilities for fuel system maintenance.  A fuel system service using fuel system cleaning and detergents in machines like Engine Clean’s Fuel Tool is intended to cleanse an engine to enable the vehicle to pass an emission inspection retest.

U.S. patents 6,263,889 & 6,298,947 detail how the Oil Tool purges old oil from the engine, injects clean oil into oil galleys, and helps prevent dry starts.  Clean Engine has also secured an oil analysis performed by Herguth Laboratories detailing the effective of this service.

Engine Clean`s overall strategy is to first identify targeted OEM manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement roll-out plans to the distributor’s service location base.  Engine Clean targets OEM manufacturers that have a significant network of service locations for their products. Targeted OEM manufactures include makers of key engine components such as fuel injectors, makers of brand-name engines and companies that sell complete vehicles. Our focus is in the heavy-duty segment, meaning that we will seek out OEMs who specialize in diesel engines. We intend to establish corporate relationships whereby our OEM partners validate the benefits of our products and then recommend their use as part of the normal maintenance cycle of the vehicle. As a consequence, we anticipate that our equipment will be sold into the service locations of the OEM partner.  Engine Clean offers adapters that enable its tools to fit a wide range of vehicles.  Management believes that fluid exchange and engine cleaning services could create additional revenue opportunities for service locations.

Target Market

Engine Clean‘s specific target market is medium to heavy-duty trucks. We estimate that there are between three and five million medium to heavy-duty trucks in operation in the United States based on available U.S. EPA data.  Engine Clean’s customers are the service locations for diesel engine OEM vendors, manufacturers selling chemicals and equipment to the global automotive aftermarket and commercial transport fleets.  Engine Clean provides a range of services for both diesel and petrol vehicles.

Sales and Marketing

Our sales and marketing strategy will consist of several elements.  First, we intend to present Engine Clean technology to potential target companies at industry conferences and trade shows.  We intend to focus on customers referred to us by independent agents.  We also intend to maintain a high public profile through announcements, press releases and advertising. We have forged channel relationships with a major supplier of chemicals to the global automotive industry.  The sales team from the chemical vendor introduces us to accounts when there is a need for equipment in addition to the chemicals provided by the vendor. We do not have a written agreement with the chemical vendor; rather our relationship is based on personal relationships between Engine Clean sales and the sales team of the chemical vendor.  Our major customer was introduced to us through this chemical supplier.  Our relationship with this vendor is at an active stage, with both companies being represented in selected accounts.  We intend to develop similar relationships with other vendors of chemicals to the vehicle maintenance market. Two customers represented 79% of our revenues in 2010 (TIG Distribution (John Deere) - 67% and Moc Distribution NE - 12%).  Our largest customer in 2009 was TIG Distribution (John Deere) representing approximately 56% of sales.  We do not have written agreement with any of our principal customers. We expect this concentration to decrease as our customer base grows. There is no guarantee that our customer base will grow.

Engine Clean plans to expand its business in both North America and the rest of the World as business warrants and funds are available.  During 2012, we intend to hire an Executive Vice President of Sales and Marketing.  We anticipate looking at candidates that have strong ties to the heavy-duty transportation industry.  Subsequently and as funds are available, we plan on adding up to 14 regional sales managers to provide sales coverage in North America.  We would expect to add these sales managers over the next four years; six in 2012, two in 2013 and three in each of 2014 and 2015.

Management estimates that our selling and marketing expenses will be approximately $500,000 in 2012, $1.0 million in 2013, and up to $4.0 million by 2015.  These projections by management are premised on our ability to secure necessary funding and realize future sales that can support the expenditure.  To fund these initial efforts, we will most likely raise funds through the private sale of our securities, although we have not entered into any agreement or arrangement for the possible sale of our securities.  There can be no assurance that we will be able raise the necessary funds and/or realize sufficient sales to reach these goals.

Of the $500,000 projected for selling and marketing expenses in 2012, we anticipate $100,000 will be budgeted for advertising, which amount would significantly increase in subsequent year as business warrants. The balance of selling and marketing expenses projected for 2012 would be for hiring up to six new regional sales persons and would include salaries, commissions and travel and entertainment expenses estimated for the new sales persons. Initial marketing activities have commenced and are focused on the U.S. market. However, we will engage in limited marketing activities outside of the U.S. and North America during 2012, which will be limited to attendance at selected trade shows and from leads generated from our web site.

Our overall marketing strategy is to first identify targeted OEM manufacturer clients, establish corporate relationships that lead to distributors/dealers, and then implement direct sales campaigns for dealers identified as potential customers. We plan to target OEMs that have a significant presence in diesel engines, as we believe our products are well-suited to this particular segment.  Because fuel injectors are typically sensitive to contaminants and residues found in diesel fuel, it is our belief that diesel engine manufacturers have significant warranty repair costs, which is an incentive for products that clean engine systems.  Our target markets are new-car dealerships and after-market automotive service locations with maintenance programs for fluids in various vehicle systems, such as engine oil, braking, cooling, transmission and others.  We plan to conduct future advertising programs to market this service.

Engine Clean will routinely sell to customers on credit.  Typical terms are 2% - 10, net 30, which means that invoices are due within 30 days, but customers are given a 2% discount if they pay the invoice within 10 days.  International sales are conducted via credit card or wire transfer with payment confirmed prior to shipping.

Trademarks and Copyrights

Engine Clean does not own trademarks or copyrights at this time.  In January 2007, Engine Clean released three new products, the Fuel Tool, the Diesel Fuel Tool, and the Oil Tool.  These three new products were protected by five Engine Clean U.S. patents: U.S. 5,271,361; 5,833,765; 6,298,947; 6,263,889; and 7,111,651B2.  All of these patents have recently expired.

Markets and Competition

Engine Clean operates in a highly competitive marketplace.  Our principal competitors include SPX Corporation, Wynn’s Oil, BG Products, Moc Products, Justice Brothers, Bardahl, Kenvo, RTI(Bosch), Motorvac(UView), Flow Dynamics, Granitize, and AEC.  Most of our competitors are larger and better financed than Engine Clean and there is no assurance that we can successfully compete with these businesses.

Employees

Engine Clean presently has 5 full time employees, three part-time employees and one consultant.  It is anticipated that during the next 12 months, Engine Clean will add approximately 3 new employees for product assembly.  Engine Clean employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future.  It is believed that Engine Clean’s relationship with its employees is good.  CTGI does not have employees other that its directors and officers.

Technical Expertise

Certain Engine Clean customers require specialized adapters for their engines and engine subsystems or their fluid products.  Engine Clean has its own machine shop to design, prototype and manufacture custom adapters as needed. Engine Clean manufactures fuel tools, oil tools, diesel fuel tools and cleaning machines from components sourced from third-party vendors. These components are widely available from a number of vendors and we do not anticipate difficulties in securing the raw materials. Engine Clean resells a limited quantity of cleaning solutions, sourced from independent contract manufacturers and packaged under the Engine Clean brand. The raw materials for these solutions are widely available from specialty chemical manufacturers such as Lubrizol.  Engine Clean Tools are sold primarily without cleaning solutions so as to avoid conflicts with our current and potential channel partners.

Government Regulation

We believe that Engine Clean’s operations are not materially affected by government regulations and agencies, despite regulations established by such agencies as the California Air Resources Board (“ARB”), the US EPA and environmental agencies in Europe and Asia.  As an example, recent stringent regulatory fuel and emissions standards for new diesel vehicles and cleaner diesel fuels sold in North America, have created demand for diesel fuel system cleaning machines, exhaust recirculation cleaning services, and diesel fuel tank cleaning machines.  These machines and associated fluids, such as those offered by Engine Clean, are intended to help keep engines operating as close to factory specifications as possible.  These new regulations and new generation cleaning equipment are also the basis of many new international standards for greenhouse gas control programs.

Federal Clean Air Acts and California ARB regulations are of such stringency that vehicle manufacturers have adopted high-pressure injection systems to meet emissions standards. Fuel and oil contaminants can cause a variety of injector problems including rough start, poor idle, poor engine performance and fuel efficiency and increased emissions.  When injector problems trigger On-Board Diagnostic (“OBD”) fault codes or cause drivability problems, new car dealers must return the vehicles to OEM specifications on the first service visit.  If the problem occurs on a second or third visit, the consumer can return the vehicle to the dealer under many state “lemon laws.”  We believe these regulations do not materially affect Engine Clean’s business, but rather can create demand for its equipment.

Facilities and website

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California 91706.  The 3 buildings rented by Engine Clean comprise approximately 7,500 square feet for its machine shop, product assembly, shipping and adapter manufacturing, and storage.  The facility has approximately 500 square feet of office space.  The buildings are rented from the original founder of Engine Clean – The Flynn Family Trust.  Rental payments are $4,678 per month.

We currently use as our executive offices the business office of our Secretary and director, Delbert G. Blewett, in Vancouver, BC.  We have no written agreement and currently pay no rent for the use of the facilities. We have no current plans to secure additional commercial office space.

Our website address is http://www.ctgi-inc.com. Information on or accessed through our website is not incorporated into this Annual Report on Form 10-K and is not a part of this Form 10-K.

Industry Segments

We operate in a single industry segment, namely Engine Maintenance.

Item 1A. Risk Factors.

This item is not required for a smaller reporting company.

Item 1B. Unresolved Staff Comments.

This item is not required for a smaller reporting company.

Item 2. Description of Property.

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California 91706.  The 3 buildings rented by Engine Clean comprise approximately 7,500 square feet for its machine shop, product assembly, shipping and adapter manufacturing, and storage.  The facility has approximately 500 square feet of office space.  The buildings are rented from the original founder of Engine Clean – The Flynn Family Trust.  Rental payments are $4,678 per month.

We currently use as our executive offices the business office of our Secretary and director, Delbert G. Blewett, in Vancouver, BC.  We have no written agreement and currently pay no rent for the use of the facilities. We have no current plans to secure additional commercial office space.

Item 3. Legal Proceedings.

There are no material pending legal proceedings to which the company or any subsidiary is a party, or to which any property is subject and, to the best of our knowledge, no such action against us is contemplated or threatened.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

DESCRIPTION OF SECURITIES

Common Stock

We have authorized 200 million shares of common stock, par value $0.001 per share.  All shares of common stock have equal rights and privileges with respect to voting, liquidation and dividend rights.  Each share of common stock entitles the holder thereof:

●

to one non-cumulative vote for each share held of record on all matters submitted to a vote of the stockholders;

●

to participate equally and to receive any and all such dividends as may be declared by the board of directors; and

●

to participate pro rata in any distribution of assets available for distribution upon liquidation.

Holders of our common stock have no preemptive rights to acquire additional shares of common stock or any other securities.  Our common stock is not subject to redemption and carries no subscription or conversion rights.

Preferred Stock

We have authorized 20 million shares of preferred stock, par value $0.001 per share.  Our board of directors has the ability to set new classes, series, and other terms and conditions of the preferred shares.  Preferred shares may be issued from time-to-time at one or more series in the discretion of the board of directors.  The board is authorized to establish the number of shares to be included in each such series and fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations and restrictions thereof.  No shares of preferred stock have been issued as of the date hereof.

Market Price of, and Dividends on, Our Common Equity and Other Stockholder Matters

There is not currently a public trading market for our common stock, although we have made an application to have our shares quoted on the OTC Bulletin Board.  The application consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934.

Inclusion on the OTCBB will permit price quotations for our shares to be published by that service. Although we intend to request that an application to the OTCBB be submitted, we do not anticipate a public trading market in our shares in the immediate future. Any future secondary trading of our shares may be subject to certain state imposed restrictions.  Except for the application to the OTCBB, there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of our securities. There can be no assurance that our shares will be accepted for trading on the OTCBB or any other recognized trading market. Also, there can be no assurance that a public trading market will develop following acceptance by the OTCBB or at any other time in the future or, that if such a market does develop, that it can be sustained.

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

Transfer Agent

The Company has designated as its transfer agent, Standard Registrar & Transfer Company, Inc., 12528 South 1840 East, Draper, Utah 84020. As of May 31, 2012 we have 127 stockholders of record of our issued and outstanding common stock based upon a shareholder list provided by our transfer agent.

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

•

registered and traded on a national securities exchange meeting specified criteria set by the SEC;

•

authorized for quotation on The Nasdaq Stock Market;

•

issued by a registered investment company;

•

excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or

•

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

Rule 144

Rule 144, promulgated under the Securities Act of 1933, is the common means for stockholders to resell restricted securities and for affiliates, to sell their securities, either restricted on non-restricted (control) shares.  Rule 144 was amended by the SEC on February 15, 2008.  Some of our current outstanding common shares are deemed restricted securities.  Those shares not considered restricted securities had restrictions removed pursuant to Rule 144 or other applicable exemption.

Under the amended Rule 144, an affiliate of a company filing reports under the Exchange Act who has held their shares for more than six months, may sell in any three-month period an amount of shares that does not exceed the greater of:

•

the average weekly trading volume in the common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale, or

•

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

•

has ceased to be a shell company;

•

is subject to the Exchange Act reporting obligations;

•

has filed all required Exchange Act reports during the preceding twelve months; and

•

at least one year has elapsed from the time the company filed with the SEC current Form 10 type information reflecting its status as an entity that is not a shell company.

Because prior to the acquisition of Engine Clean we were classified as a “shell” company, our stockholders who currently hold restricted shares of common stock, will not be able to rely on Rule 144 until one year after we cease to be a shell company and have filed with the SEC adequate information that we are no longer a shell company.  The information included in this Form 8-K is intended to be adequate information and, accordingly, our stockholders, both affiliates and non affiliates, will be eligible to use Rule 144 after one year from the filing of this report.

We cannot predict the effect any future sales under Rule 144 may have on the market price of our common stock, if a market for our shares develops, but such sales may have a substantial depressing effect on such market price.

Dividends Policy

We have never declared cash dividends on our common stock, nor do we anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Upon closing the Engine Clean acquisition we issued 2.5 million shares of our common stock to Engine Clean’s two stockholders, Kyung Ae Kim and Robert A. Doty, in exchange for 100% of the outstanding shares of Engine Clean.  Also, following the acquisition of Engine Clean, we issued an aggregate of 5.0 million shares of common stock (valued at $0.10 per share) in consideration for services rendered or to be rendered to the following directors and advisors:

•

Dennis dos Santos, President & Director

1,000,000 Shares

•

Delbert G. Blewett, Secretary & Director

   500,000 Shares

•

Robert A. Doty, Director

   500,000 Shares

•

Vernon L. Lewis, Director

   250,000 Shares

•

Link Financial Partners Limited, Advisor

1,250,000 Shares

•

Mertes Man. & Technology Inc., Advisor

1,000,000 Shares

•

Glenn Hunt, Advisor

   500,000 Shares

All of the above referenced shares were issued in a private transaction to informed persons pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

As permitted by the provisions of Utah law, the Company has the power to indemnify an individual made a party to a proceeding because they are or were a director of the Company, against liability incurred in the proceeding, provided such individual acted in good faith and in a manner reasonably believed to be in, or not opposed to, the Company’s best interest and, in a criminal proceeding, they had no reasonable cause to believe their conduct was unlawful.  Indemnification under this provision is limited to reasonable expenses incurred in connection with the proceeding.  The Company must indemnify a director or officer who is successful, on the merits of otherwise, in the defense of any proceeding or in defense of any claim, issue, or matter in the proceeding, to which they are a party to because they are or were a director or officer of the Company, against reasonable expenses incurred by them in connection with the proceeding or claim with respect to which they have been successful.  The Company’s Articles of Incorporation empower the board of directors to indemnify officers, directors, agents, or employees against any loss or damage sustained when acting in good faith in the performance of their corporate duties.

The Company may pay for or reimburse reasonable expenses incurred by a director, officer employee, fiduciary or agent who is a party to a proceeding in advance of final disposition of the proceeding, provided the individual furnishes us with a written affirmation that their conduct was in good faith and in a manner reasonably believed to be in, or not opposed to, the Company’s best interest, and undertake to repay the advance if it is ultimately determined that they did not meet such standard of conduct.

Also pursuant to Utah law, a corporation may set forth in its articles of incorporation, by-laws or by resolution, a provision eliminating or limiting in certain circumstances, liability of a director to the corporation or its stockholders for monetary damages for any action taken or any failure to take action as a director.  This provision does not eliminate or limit the liability of a director:

i.

for the amount of a financial benefit received by a director to which they are not entitled;

ii.

an intentional infliction of harm on the corporation or its stockholders;

iii.

for liability for a violation relating to the distributions made in violation of Utah law; and

iv.

an intentional violation of criminal law.

The Company By-laws provide for such indemnification.  A corporation may not eliminate or limit the liability of a director for any act or omission occurring prior to the date when such provision becomes effective.  Utah law also permits a corporation to purchase and maintain liability insurance on behalf of its directors, officers, employees, fiduciaries or agents.  The Company currently does not maintain directors’ and officers’ insurance.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, may be permitted to officers, directors or persons controlling our company pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in such Act and is therefore unenforceable.

Item 6. Selected Financial Data.

This item is not required for a smaller reporting company.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report.

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

On May 30, 2011, the Company closed the acquisition of Engine Clean Solutions, Inc., a private California corporation (“Engine Clean”) by which Engine Clean became our wholly owned subsidiary.

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

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California, 91706-1819 and its telephone number is (626) 814-3969. Engine Clean maintains a website that can be accessed at www.engineclean.com and www.enginecleansales.com

Engine Clean employs a Diesel Fuel Tool connected to an engine with fuel system specific adapters.  While the engine is idling, a mixture of cleaning solution and diesel fuel is circulated through the fuel system.  This includes the fuel pump, injectors, fuel rails, valves, rings and combustion chamber surfaces.  The cleaning solution loosens carbon and other contaminants that are then removed by the Tool’s 5- micron filter or expelled through the exhaust. This treatment improves engine performance, drivability and fuel economy. Modern diesel engines are particularly well suited for this treatment, as they use expensive fuel injectors prone to failure with buildup of the contaminants found in diesel fuel.  Engine Clean’s target market is medium to heavy-duty trucks

Results of Operations

Sales

We derive our revenues primarily from the sales of products to businesses performing engine maintenance. Revenues from sales during the year ended December 31, 2011 were $307,461 compared to $0 for the year ended December 31, 2010. We acquired Engine Clean Solutions on May 30, 2011, recording seven months of revenues of $307,461. The Company had no operations prior to the acquisition, thus the increase in revenues is entirely due to the contribution from Engine Clean Solutions.

Cost of Goods Sold

Cost of goods sold during the year ended December 31, 2011 was $181,236 compared to $0 for the year ended December 31, 2010.  We began consolidating Engine Clean Solutions results in June 2011, with cost of goods sold during the seven months of operations of $181,236.

Operating Expenses

Total operating expenses for the year ended December 31, 2011 were $750,158 compared to $56,699 for the year ended December 31, 2010. The increase of $693,459 is almost entirely due to the operating expenses of Engine Clean Solutions, which we began consolidating in June of 2011.  Operating expenses were comprised primarily of general and administrative fees of $730,662. Included in general and administrative fees were one-time expenses totaling $167,500 related to the Acqusition. Board compensation fees were $218,000. Professional fees of $89,753 were incurred during the year, of which $67,853 were related to the Acquisition.

Net Loss

Our net loss for the twelve months ended December 31, 2011 was $644,495 compared to a net loss of $61,356 for the twelve months ended December 31, 2010, an increase of $583,139. The increase is due to general and administrative fees pertaining to becoming a public, operating company and the inclusion of Engine Clean Solutions results beginning in June of 2011. Engine Clean’s loss for the period was $358,372.

Liquidity and Capital Resources

From inception to December 31, 2011, we have incurred an accumulated deficit of $1,387,511. This deficit was incurred through a combination of stock compensation, acquisition expenses, professional fees and expenses supporting our plans to develop our business as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total current assets as of December 31, 2011 of $385,574 compared to $1,131 in current assets at December 31, 2010. At December 31, 2011, we had current liabilities of $757,688 compared to $149,044 at December 31, 2010.

Expenses incurred during 2010 and a portion of the expenses incurred during 2011 were paid by a stockholder. Because the company has limited cash reserves, we may need to rely on stockholders to pay some expenses until the company becomes profitable.

Our available working capital and capital requirements will depend upon numerous factors, including the sale of our products and services, the timing and cost of expanding into new markets, the cost of developing competitive technologies, the resources that we devote to developing new products and commercializing capabilities, the status of our competitors, our ability to establish collaborative arrangements with other organizations, and our ability to attract and retain key employees.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Operating Loss

We have accumulated approximately $573,000 of net operating loss carry forwards as of December 31, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2012 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2011 or the year ended December 31, 2010 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because our current operations are not profitable.

Plan of Operation

The Company recently completed a significant acquisition that is reflected in the accompanying financial statements. The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets. Therefore the significance of these recent acquisitions includes certain factors which represent risks and also require accentuation and explanation.

The current operations of the Company consist of providing equipment and consumables to providers of engine servicing. The Company is focused on providing its products and services to companies in the Heavy duty transportation, automotive and other transportation sectors. The Company intends to grow organically from the expansion of offerings and services to customers, most of whom were acquired as relationships from the acquisitions as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements that form part of this annual report include recently acquired assets. The Company has limited operating history with these assets, with management and with the implementation of controls. There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results reported for the recently completed second quarter.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment did not have a material effect on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

This item is not required for a smaller reporting company.

Item 8. Financial Statements and Supplementary Data.

Financial statements for the fiscal years ended December 31, 2011 and 2010 have been examined to the extent indicated in their reports by HJ & Associates, LLC, independent certified public accountants, and have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to regulations promulgated by the SEC.  The aforementioned financial statements are included herein under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

This Item is not applicable.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared. Lack of funding and managerial oversight resulted in delinquent filing of both the December 31, 2011 Form 10-K and the March 31, 2012 Form 10-Q.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Clean Transportation Group, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for our company and its Subsidiary Engine Clean Solutions, Inc. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2011, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company's internal control over financial reporting as of the evaluation date and identified the following material weaknesses:

•

INSUFFICIENT RESOURCES: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

•

LACK OF EXPERTISE:  to ensure recognition of material transactions affecting the financial statements, including preparation of those financial statements and related footnotes. We have inexperienced accounting personnel at the subsidiary level, and have been sourcing accounting services from and outside provider that lacks experience.

•

INSUFFICIENT RECORD KEEPING: Failure to record material transactions including liabilities and expenditures incurred on the Company’s behalf; lack of adequate documentation supporting material agreements and arrangements; and inadequate controls over perpetual inventory records to ensure proper inventory calculations. Our accounting system for our subsidiary is insufficient for our needs.

•

INADEQUATE SEGREGATION OF DUTIES: we have a lack of segregation of duties with internal accounting control functions limited to a relatively few individuals. We have insufficient effective oversight over accounting of the Subsidiary.

•

LACK OF AN AUDIT COMMITTEE & OUTSIDE DIRECTORS ON THE COMPANY'S BOARD OF DIRECTORS: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will:

•

continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities

•

increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and

•

may consider appointing outside directors and audit committee members in the future.

Management, including our president, have discussed the material weaknesses noted above with our independent registered public accounting firm. Due to the nature of these material weaknesses, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

The Company will, during upcoming coming Quarter Periods, institute the necessary changes to improve its Internal Controls as best it can. In doing so, will coordinate all accounting and reporting by the Subsidiary to in sync with the Company and to the standards required for a Public Reporting Company.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As a result of our acquisition of Engine Clean, two former directors, Fred Hefti and Glen Buckler have resigned and we have added three new directors, Dennis dos Santos, Robert A. Doty and Vernon L. Lewis.  Delbert G. Blewett also initially resigned, but was reappointed as a director and corporate secretary.  Our current executive officers and directors are as follows:

Name

Age

Position

Dennis dos Santos

 52

President, CEO, Chairman and Director

Delbert G. Blewett

 78

Secretary and Director

Robert A. Doty

 62

Director

Vernon L. Lewis

 66

Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.  There are no agreements with respect to the election of directors.  Historically, we have not compensated directors for service on the board of directors or any committee thereof.  However following the acquisition, we have issued an aggregate of 2,250,000 shares of our common stock to our four current directors as annual compensation for serving on the board.  Directors are also entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee thereof.  Officers are appointed annually by the board of directors and each executive officer serves at the discretion of the board.  We do not have any standing committees or an audit or compensation committee.

No director, person nominated to be a director or executive officer of the company, within the past ten years, nor any control person of the company, within the past five years, has filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment, or decree involving the violation of any state or federal securities laws.

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

The business experience of each of the persons listed above during the past five years is as follows:

Dennis dos Santos, P.Eng, President, Chief Executive Officer, Chairman and Director.

Mr. dos Santos became a director, President and Chief Executive Officer on May 30, 2011.  Mr. dos Santos has also served on the Board of our subsidiary, Engine Clean, since April 1, 2011 and has more than 20 years of experience in the technology, financial services and transportation industries. Prior to being appointed to our Board, Mr. dos Santos was a director, President and CEO at Digital Fairway Corporation from 2007 to 2009.  From 2005 to 2007, Mr. dos Santos was head of research and a member of the executive committee at Northern Securities, a broker-dealer.  Previously, Mr. dos Santos was a research analyst for a national brokerage and has more than 10 years in the financial industry. Earlier in his career Mr. dos Santos spent 10 years in the technology sector, during which he led the development of products for a wide range of applications.  From 1987 to 1995, he was employed by CP Rail engaged in the development of products for a wide range of technology applications for affiliated companies, including CP’s ocean shipping, trucking, hotel and mining operations.  Mr. dos Santos has an undergraduate degree in Computer Engineering from Concordia University in Montreal and an MBA from the University of Pittsburgh. He is a member of the Professional Engineers of Ontario.

Mr. Delbert Blewett B.Sc.Ll.B, Secretary and Director.

Mr. Blewett initially became a director of the Company in May 1995 and served as President until May 30, 2011.  He was reappointed to the board on May 31, 2011 as a director and Secretary.   Mr. Blewett completed a Bachelor of Science in Agriculture as well as the Bachelor of Laws at the University of Saskatchewan in Canada.  He managed his own private law practices for 30 years in the Provinces of Saskatchewan, Alberta and British Columbia, specializing in Business Law.  Upon retiring from active law practice in 1994, Mr. Blewett became active in the funding and development of various business ventures.  Mr. Blewett is a past member of the Law Society of British Columbia, a non-practicing member of the Law Societies of Alberta and British Columbia.  With his legal experience in business law, as well as the development, funding and consulting of various business ventures, Mr. Blewett brings very valuable knowledge, experience and contacts to the Company.

Robert A. (Joe) Doty, Ph.D.

Mr. Doty became a director on May 31, 2011 and, since 2005, has served as President and Chief Executive Officer of our Engine Clean subsidiary. Mr. Doty has more than 30 year’s professional experience in the design, certification, marketing and sales of vehicle emissions testing equipment, diagnostic equipment, fluid exchange equipment, and contractor services to control motor vehicle emissions. He has more than ten years international sales experience in the Asian Pacific region. Mr. Doty also has experience in dealing with legislative and regulatory affairs in North America. Mr. Doty has advanced academic degrees in business and air quality management.

Vernon L. Lewis, Director.

Mr. Lewis became a director of CTGI on May 31, 2011.  He has over 30 years of experience in management and sales of construction, forestry, industrial and agricultural equipment.  For the past five years he has been employed by Home Depot, a building supply company, as a sales representative.  Mr. Lewis is experienced in the field of heavy-duty trucks as well as performance products in the automotive field.  Mr. Lewis has been a distributor of automotive products since 1994 and has developed contacts with manufacturers in the heavy trucking industry. Mr. Lewis’ expertise in the automotive industry will complement and enhance the Company and its subsidiary.

We have also appointed Harold Schneider as interim accounting officer, although he is not a director nor does he hold an executive position with the Company.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. We believe that these reports were not filed during the fiscal year 2011.

Code of Ethics

CODE OF ETHICS FOR CEO AND SENIOR FINANCIAL OFFICERS

The CEO and all senior financial officers, including the CFO and principal accounting officer, are subject to the following procedures relating to ethical conduct, conflicts of interest and compliance with law:

1.The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC. Accordingly, it is the responsibility of the CEO and each senior financial officer promptly to bring to the attention of the Board of Directors and the Audit Committee, if created, any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Board of Directors and Audit Committee in fulfilling their responsibilities.

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

4. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of these procedures by the CEO or the Company's senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board of Directors has determined that there has been a violation, censure by the Board of Directors, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board of Directors) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed other violations in the past.

Item 11. Executive Compensation.

Prior to the acquisition of Engine Clean, we did not have a bonus, profit sharing, or deferred compensation plan for the benefit of employees, officers or directors.  We have not paid any salaries or other compensation to our officers, directors or employees for the years ended December 31, 2011 and 2010, except for the stock compensation to directors set forth under the “Compensation of the Board” heading immediately above.

Engine Clean has entered into an agreement with Robert A. Doty to serve as President and Chief Executive Officer of Engine Clean for a term of 36 months.  Mr. Doty’s base salary is $100,000 per annum, payable on a semi-monthly basis, subject to annual review.  Mr. Doty is also eligible to receive a variable, performance-based bonus pursuant to a schedule to be defined, and may also participate in stock option plans and other benefits when offered, although no such plans have been established.  Additionally, Mr. Doty received 500,000 shares for serving on the Company’s Board of Directors. The Board of Directors and Mr. Doty have agreed to defer the effective date of this agreement until a future mutually agreed-upon date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of December 31, 2011 with respect to the beneficial ownership of our common stock, after giving effect to the acquisition of Engine Clean, by (i) each stockholder believed to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the merger.  “Voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares.  The number of shares outstanding is 26,117,767.  Unless otherwise indicated, the address of each person below will be c/o 7810 Marchwood Place, Vancouver BC, Canada V5S 4A6.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% Beneficial Owners:
Kyung Ae Kim 1701 Playa Vista Drive – Unit 305 Playa Vista, CA 90094	1,666,665	6.4%
Emac Handels AG (3) Churerstrasse 106 Pfaeffikon, 8808 Switzerland	6,313,801	24.2%
Rusheen Handels Endereco: Rua 240, No. 303. Quadra 60. Lote 33, Setor Coimbra Goiania- Goias, Brasil	1,500,000	5.74%
Fred Hefti 1663 Canford Road Merrit BC, Canada	1,570,000	6.0%
Ernst Hiestand 309-641 W. 3rd St. North Vancouver, BC Canada	1,666,284	6.38%
Reinhard Hiestand Schuetzenstrasse 22 Pfaeffikon, Switzerland	1,779,360	6.81%
Peter Thaler+Thaler Consultants Sommerlistr 3 St Gallen CH-900, Switzerland	1,528,974	5.9%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Directors and Executive Officers:
Dennis dos Santos	1,000,000	3.8%
Delbert G. Blewett	510,000	2.0%
Robert A. Doty	1,333,335	5.1%
Vernon L. Lewis	250,000	1.0%
All directors and executive officers as a group (4 persons)	3,093,335	11.9%

(1)

Unless otherwise indicated, the named person will be the record and beneficially owner of the shares indicated.

(2)

Percentage ownership is based on 26,117,767 shares of common stock outstanding following the acquisition of Engine Clean.

(3)  Reinhard Hiestand of Pfaeffikon Switzerland is the controlling director of and has voting and investment power of the shares held by Emac Handels AG.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as set forth below, there have been no material transactions during the past two fiscal years between our Company and any officer, director, nominee for election as director, or any stockholder owning greater than five percent (5%) of our outstanding shares, nor any member of the above referenced individuals' immediate families.

In connection with the Engine Clean acquisition, the Company has assumed a note payable to Kyung Ae Kim in the amount of $269,500 as of December 31, 2011.  Ms. Kim is a principal stockholder of the Company.  The note is non-interest bearing and payable on demand.

Under the applicable rules of The Nasdaq Stock Market, one director, Vernon L. Lewis, is considered to be an independent director.

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

Audit Fees

The aggregate fees billed by our independent auditors, HJ & Associates, LLC, for professional services rendered for the audit of our annual financial statements included in our annual reports for the years ended December 31, 2011 and 2010 along with reviews of financial statements associated with our quarterly reports for those years and other related services were $90,000  and $17,400, respectively.

Audit Related Fees

For the year ended December 31, 2011and 2010, there were no fees billed for assurance and related services by HJ & Associates, LLC relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above.

Tax Fees

For the years ended December 31, 2011 and 2010, fees billed by HJ & Associates, LLC for tax compliance, tax advice and tax planning was $560, and $1,130, respectively.

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

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

*

Previously filed as an Exhibit to the Form 10-SB filed August 31, 2006.

CLEAN TRANSPORTATION GROUP, INC.

(formerly Quintana Gold Resources Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

C O N T E N T S

Report of Independent Registered Public Accounting Firm

30

Consolidated Balance Sheets

31

Consolidated Statements of Operations

32

Consolidated Statements of Stockholders’ Equity (Deficit)

33

Consolidated Statements of Cash Flows

34

Notes to the Consolidated Financial Statements

35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Clean Transportation Group, Inc. and Subsidiary

(formerly Quintana Gold Resources Corp)

Vancouver, British Columbia

We have audited the accompanying consolidated balance sheets of Clean Transportation Group, Inc. (formerly Quintana Gold Resources Corp.) and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clean Transportation Group, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, The Company has sustained recurring losses, has accumulated deficit and a deficit in working capital. This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC

Salt Lake City, Utah

June 7, 2012

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash	$ 742	$ 401
Accounts receivable	40,171	-
Loans receivable	5,249	-
Inventory	182,432	-
Prepaid expenses and deposits	156,980	730
Total Current Assets	385,574	1,131

PROPERTY AND EQUIPMENT, net	51,233	-

DEPOSITS	4,763	-
INTELLECTUAL PROPERTY, net	74,312	-
TOTAL ASSETS	$ 515,882	$ 1,131

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit and reserve accounts	$ 69,700	$ -
Accounts payable	91,522	73,802
Accrued liabilities	119,013	-
Notes payable	15,000	-
Due to related parties	462,453	75,242
Total Current Liabilities	757,688	149,044
Total Liabilities	757,688	149,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 and 25,990,868 shares issued and outstanding,
respectively	26,118	25,991
Additional paid-in capital	1,119,587	569,112
Accumulated deficit	(1,387,511)	(743,016)
Total Stockholders' Equity (Deficit)	(241,806)	(147,913)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 515,882	$ 1,131

The accompanying notes are an integral part of these consolidated  financial statements.

CLEAN TRANSPORTATION GROUP, INC.
(formerly QUINTANA GOLD RESOURCES CORP.)
Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010

SALES	$ 307,461	$ -

COST OF SALES	181,236	-

	126,225	-

OPERATING EXPENSES

General and administrative	730,662	56,699
Depreciation and amortization expense	19,496	-

Total Operating Expenses	750,158	56,699

LOSS FROM OPERATIONS	(623,933)	(56,699)

OTHER INCOME (EXPENSES)

Interest expense	(20,562)	(4,657)

Total Other Income (Expenses)	(20,562)	(4,657)

NET LOSS	$ (644,495)	$ (61,356)

BASIC LOSS PER SHARE	$ (0.02)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	26,065,269	25,990,868

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC. (formerly Quintana Gold Resources Corp.) Consolidated Statements of Stockholders' Equity (Deficit)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2009	25,990,868	$ 25,991	$ 564,455	$ (681,660)	$ (91,214)
Interest expense contributed associated with related party payables	-	-	4,657	-	4,657
Net loss for the year ended December 31, 2010	-	-	-	(61,356)	(61,356)

Balance, December 31, 2010	25,990,868	25,991	569,112	-	(147,913)
Interest expense contributed related to related party payables	-	-	14,510	-	14,510
Rent and other expenses contributed by an officer	-	-	2,000	-	2,000
Common stock issued for business acquisition	2,500,000	2,500	3,149	-	5,649
Common stock issued for debt conversion at $0.10 per share	284,434	284	28,159	-	28,443
Common stock issued for services at $0.10 per share	-	5,000	495,000	-	500,000
Contribution of shares back to treasury	(7,657,535)	(7,657)	7,657	-	-
Net lopss for the year ended December 31, 2011	-	-	-	(644,495)	(644,495)
Balance, December 31, 2011	26,117,767	$ 26,118	$ 1,119,587	$ (1,387,511)	$ (241,806)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC. (formerly Quintana Gold Resources Corp.) Consolidated Statements of Cash Flows

	For the Years Ended
	December 31,	December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (644,495)	$ (61,356)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	16,510	4,657
Depreciation and amortization	19,496	-
Stock based compensation	343,750	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(6,541)	-
(Increase) decrease in loans receivable	(1,500)	-
(Increase) decrease in inventory	(4,747)	-
Increase (decrease) in accounts payable	16,202	6,234
Increase (decrease) in accrued liabilities	72,151	-

Net Cash (Used) by Operating Activities	(189,174)	(50,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from acquisition of Engine Clean Solutions, Inc.	5,604	-

Net Cash Provided by Investing Activities	5,604	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	147,211	50,242
Repayment of related party advances	(33,000)	-
Line of credit and reserve accounts	69,700	-

Net Cash Provided by Financing Activities	183,911	50,242

INCREASE (DECREASE) IN CASH	341	(223)

CASH AT BEGINNING OF PERIOD	401	624

CASH AT END OF PERIOD	$ 742	$ 401

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ 2,872	$ -
Interest	$ 6,052	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Stock issued in retirement of debt	$ 28,443	$ -
Common stock issued for acquisition of Engine Clean Solutions	$ 5,649	$ -
The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

CLEAN TRANSPORTATION GROUP, INC. (the “Company”) was organized August 23, 1978 under the laws of the State of Utah as Price Card & Gift, Inc. On June 27, 2008, the Company changed its name to Quintana Gold Resources Corp. and on April 18, 2011 the Company amended its articles of incorporation changing the name to CLEAN TRANSPORTATION GROUP, INC.

Effective May 30, 2011, the Company acquired 100% of the issued and outstanding shares of Engine Clean Solutions, Inc. (“Engine Clean”), a private California company with active revenue generating operations based in California. Accordingly, the Company is no longer considered to be in the development stage.

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

Consolidation

The accompanying consolidated financial statements include the Company as of and for the year ended December 31, 2011, and its wholly owned subsidiary, Engine Clean, as of December 31, 2011 and from the date of acquisition (May 30, 2011) through December 31, 2011.

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

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property Plant and Equipment

Property and equipment are stated at cost.  Depreciation and amortization are calculated using the straight-line method over estimated useful lives as follows:

Equipment and Tooling	3-5 years
Office furniture and equipment	5-7 years
Vehicles	3-5 years

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

Fair Value Measurements

We adopted ASC Topic 820 (originally issued as SFAS 157, “Fair Value Measurements”) as of January 1, 2010 for assets and liabilities measured at fair value. ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

•

Level 1, defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical or similar assets or liabilities in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

We measured certain assets and liabilities at fair value on a non-recurring basis. Plant and Equipment and Intellectual Property are valued using the market approach. Market values are determined through dealer prices for comparable assets. Assets and liabilities measured at fair value on a recurring basis are as follows at December 31, 2011:

Assets	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Plant and Equipment	$ -	$ -	$ 58,000	$ -
Intellectual Property	$ -	-	87,000	-
Total assets measured at fair value	$ -	$ -	$ 145,000	$ -

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate carrying value based on their effective interest rates compared to current market prices.

Product Warranties

Our products are warranted to be free of defects in workmanship and materials for a period of one year from date of purchase by original purchaser. If the product fails within this period, it will be repaired or replaced at seller’s option; provided (1) the product is submitted with proof of purchase date and (2) transportation charges are prepaid to the nearest Service Center. Liability under this warranty is expressly limited to repairing or replacing the product or parts thereof. This warranty does not apply to product or parts broken by accident, negligence, overload, abuse, or if they have been tampered with in any way. Our warranty does not apply to service hoses and adapters which may need replacing due to normal wear. If this warranty does not apply, then the purchaser shall pay all costs for labor, material and transportation. The use of this apparatus for any purpose other than the services described renders the warranty null and void. No other warranties are expressed or implied for our products. As of December 31, 2011 and 2010 any warranty liability is immaterial.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Receivables and Collections

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company had bad debt expense of $0 and $0 for the years ended December 31, 2010 and 2011, respectively.

Sales Tax

Pursuant to FASB ASC 235/APB 22D our sales tax policy is to use the gross method. We collect sales tax on sales within the State of California. On sales to customers outside California we do not collect sales tax. The significant majority of our sales are outside of California.

Significant Customers

During 2011, three customers each represented more than 10% of revenues as detailed in the table below:

Customer	Percentage of Revenues
Customer 1	29%
Customer 2	16%
Customer 3	12%

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends the ASC Topic 820, Fair Value Measurements and Disclosures.  ASU No. 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures concerning purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this amendment did have a material effect on the Company’s consolidated financial statements.

NOTE 2 -    RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. In 2011, the Company incurred $47,135 in debt for such expenses. These types of transactions,   from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At December 31, 2011, the Company owed related parties payables of $207,953 and note payable of $ 254,500 including accrued interest.

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

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

NOTE 4 -     CONTRIBUTED CAPITAL FOR EXPENSES

During the year ended December 31, 2011, interest on payables to a related party was accrued. As there is no expectation for this interest to ever have to be paid, the amount is being recorded as contributed capital for expenses and recorded as Additional Paid-in Capital. During the year ended December 31, 2011, the company recorded $14,510 of interest as contributed capital.

NOTE 5 -     ACQUISITION OF SUBSIDIARY

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

Under the terms of the Acquisition Agreement, we acquired 100% of the issued and outstanding capital stock of Engine Clean, held by two stockholders, in exchange for 2,500,000 shares of the Company’s authorized, but previously unissued common stock, and $500,000 in cash.  The cash portion is to be paid subsequently from funds raised by the Company pursuant to a private placement of securities or by other financings. The cash payment is evidenced by a promissory note in the amount of $500,000 payable as follows: (i) $285,000 to be paid 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium, such cash funds to be utilized in retiring Engine Clean related party liabilities (ii) $100,000 to be paid six months after the first day the Company’s shares are traded on the OTCBB; (iii) $100,000 to be paid twelve months after the first day the Company’s shares are traded on the OTCBB; and (iv) repayment of two loans totalling $15,000.

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

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Engine Clean Solutions were as follows:

	May 30, 2011	Estimated Life
Property, plant and equipment	$58,000	5 years
Current assets	225,474
Intangible assets acquired	87,000	4 years

Accounts payable and accrued liabilities	(67,125)
Line of credit and reserve accounts	(9,700)
Notes payable	(288,000)
Total consideration	$5,649

Pro Forma Financial Information

The following unaudited pro forma statement of operations for the year ended December 31, 2011 and the unaudited pro forma statement of operations for the year ended December 31, 2010 are derived from the historical financial statements of the Company and Engine Clean and have been prepared to give effect to the  acquisition of Engine Clean as of the beginning of the year. The unaudited pro forma financial statements are presented as if the closing of the acquisition agreement had occurred as of January 1, 2011 and January 1, 2010, respectively.

The following unaudited pro forma financial statements have been prepared for illustrative purposes only and do not purport to reflect the results the combined company may achieve in future periods or the historical results that would have been obtained. These unaudited pro forma financial statements, including the notes hereto, should be read in conjunction with (i) the historical financial statements for the Company and (ii) the historical financial statements of Engine Clean.

	For the Year Ended	For the Year Ended
	December 31, 2011	December 31, 2010
	(Pro Forma Unaudited)	(Pro Forma Unaudited)
Sales	$513,192	$ 857,466
Cost of sales	447,005	580,672
Gross Profit	66,187	276,794

General and Administrative Costs	866,357	276,615
Income (loss) from Operations	$(800,170)	$ 179

CLEAN TRANSPORTATION GROUP, INC.

(formerly QUINTANA GOLD RESOURCES CORP.)

 Notes to Consolidated Financial Statements

December 31, 2011

NOTE 6 -     DEFERRED TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by the valuation allowances when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	Dec 31 2011	Dec 31, 2010
Deferred tax asset:
NOL carryover	$220,000	$195,000
Accrued payroll	500	-
Related party accruals	180,500	-
Deferred tax liabilities:
Depreciation	(13,000)	-
Valuation allowance	(386,000)	(195,000)
	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal and State income tax rates of 39% to pre-tax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	Dec 31, 2011	Dec 31, 2010
Book loss	$(251,500)	$(20,000)
Depreciation	6,000	-
Interest	-	500
Related party accruals	42,000
Accrued payroll	500	-
Meals and entertainment	1,000	-
Stock for services	134,000	-
Contributed capital for expenses	6,500	-
Valuation allowance	61,500	19,500
Total	$-	$-

At  December 31,  2011,  the  Company  had   net  operating  loss  carry  forwards  of approximately $573,000 that may be offset against future taxable income from the year 2012  through 2031. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Additionally, the future utilization of our net operating loss carry forwards to offset future taxable income may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code due to ownership changes that have occurred previously or that could occur in the future. Ownership changes, as defined in Section 382 of the Internal Revenue Code, can limit the amount of net operating loss carry forwards that a company can use each year to offset future taxable income and taxes payable.

The Company has adopted the Income Tax topic of the FASB ASC 740, Accounting for Uncertainty in Income Taxes. Included in the balance at December 31, 2011, are no  tax positions for which the ultimate deductibility is uncertain. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

NOTE 7 -     INVENTORY

At December 31, 2011 inventories are comprised of finished goods totaling $182,432.

NOTE 8 -     PROPERTY LEASE

The Company leases its office, shop and warehouse facility on a month to month basis for $4,678 per month. There is no long term lease commitment.

NOTE 9 -     INTELLECTUAL PROPERTY

Intellectual property consists of the design documents, the CNC machine coding for fabrication and other know-how for the manufacture of machines and related attachments. Intellectual Property is amortized on straight-line basis over a period of 4 years. For the year ended December 31, 2011 we recorded amortization expense of $12,688.

The Company's acquired Intellectual Property assets subject to amortization are as follows:

December 31, 2011	December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual Property	$87,000	$(12,688)	$74,312	$-	$-	$-

Total	$87,000	$(12,688)	$74,312	$-	$-	$-

NOTE 10 -     PROPERTY AND EQUIPMENT

Property and Equipment consists of equipment used in the manufacturing process, office furniture and fixtures, and leasehold improvements. Property, Plant and Equipment is amortized on a straight-line basis over a period of 5 years. Depreciation expense for 2011 was $6,808.

December 31, 2011	December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Equipment and Tooling	$201,905	$(150,672)	$51,233	$-	$-	$-
Leasehold Improvements	122,695	(122,695)	-	-	-	-
Furniture and Fixtures	32,000	(32,000)	-	-	-	-
	$356,600	$(305,367)	$51,233	$-	$-	$-

NOTE 11 -     NOTE PAYABLE

As part of the consideration for the acquisition of Engine Clean Solutions, Inc. the Company issued a promissory note for $285,000 to one of the shareholders of Engine Clean Solutions. This note is to be paid from funds raised by the Company pursuant to a private placement of securities or by other financing. Payment is due 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium. The note carries no interest. If payment is not made according the above conditions, a penalty of up two million shares will paid from the Company’s treasury to the note holder. There are no other payments associated with this note.

As part of the acquisition of Engine Clean Solutions, Inc. the Company assumed the obligation to repay two notes, one for $8,500 and one for $6,500.

We maintain a $50,000 revolving  line of credit with our bank. This line carries interest at 5.25% APR. At May 31, 2012 the balance was $50,000. We also maintain two reserve accounts, each with a $10,000 limit and carrying interest rates of 9.25%. At May 31, 2012, these two reserve accounts had balances of $10,000 and $9,700, respectively.

NOTE 12 -     ISSUANCES OF SHARE CAPITAL

The Company had 25,990,868 shares outstanding at the beginning of the year. During the year, we issued 2,500,000 shares as part of the consideration for the acquisition of Engine Clean. We issued an additional 5,000,000 shares, valued at $0.10 each, for services rendered to the company during the year. We also issued 284,434 shares, valued at $0.10 each, as payment for debt obligations. Offsetting these were shareholder contributions to treasury of 7,657,535 shares. At December 31, 2011, the Company had 26,117,767 shares issued and outstanding.

NOTE 13 -     CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of Utah. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheets.

Commitments

The Company has no commitments as of December 31, 2011.

NOTE 14 -     SUBSEQUENT EVENTS

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

Clean Transportation Group, Inc.

 By:   /S/  DENNIS A. DOS SANTOS

                    Dennis A. dos Santos

President and C.E.O.

Principal Financial Officer

Dated:  June 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS A. DOS SANTOS	President, C.E.O. and Director	June 7, 2012
Dennis A. dos Santos

/S/ DELBERT G. BLEWETT	Secretary and Director	June 7, 2012
Delbert G. Blewett

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis A. dos Santos, certify that:

1.

I have reviewed this annual report on Form 10-K of Clean Transportation Group, Inc.;

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

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 7, 2012

/S/  DENNIS A. DOS SANTOS

Dennis A. dos Santos

President and Chief Executive Officer

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Quintana Gold Resources Corp. (the “company”) on Form 10-K for the period ending December 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dennis A. dos Santos, Chief Executive Officer and Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the company.

/s/  DENNIS A. DOS SANTOS

Dennis A. dos Santos

President and Chief Executive Officer

Chief Financial Officer

June 7, 2012

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the company and will be retained by the company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the company's Form 10-K solely pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-K or as a separate disclosure document.

Leonard E. Neilson

Attorney at Law

8160 South Highland Drive

Suite 104

Sandy, Utah 84093

Phone: (801) 733-0800

Fax: (801) 733-0808

June 7, 2012

Securities and Exchange Commission

Office of Document Control

450 Fifth Street N.W.

Washington, D.C. 20549

VIA: EDGAR

Re:

Clean Transportation Group, Inc.

File No. 000-52206

Form 10-K (for the period ended December 31, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-K filed on behalf of Clean Transportation Group, Inc. for the fiscal year ended December 31, 2011.

Please direct all correspondences concerning this filing and Clean Transportation Group, Inc. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment