Form 10-Q
period 2012-05-31
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-08-02
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2012

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

Class

Outstanding as of August 2, 2012

Common Stock, $0.001 par value

26,117,767

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION	Page
Item 1.	Financial Statements ………………………………………………………………………...	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations..	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk …………………….………...	22
Item 4.	Controls and Procedures ……………………………………………………….……………	22
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings …………………………………………………………….…………….	23
Item 1A.	Risk Factors …………………………………………………………………….……….….	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds ………….……...…………...	23
Item 3.	Defaults upon Senior Securities ………………………………………….…………………	23
Item 4.	Submission of Matters to a Vote of Securities Holders …………………………………….	26
Item 5.	Other Information ……………………...………………………….………….……….…….	23
Item 6.	Exhibits ………………………………………………………………..…………………….	23
	Signatures …………………………………………………………………………………...	24

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual 10K Report.

CLEAN TRANSPORTATION GROUP, INC.

Consolidated Financial Statements

March 31, 2012

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Balance Sheets

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$ 1,557	$ 742
Accounts receivable	25,080	40,171
Loans receivable	5,249	5,249
Inventory	196,220	182,432
Prepaid expenses and deposits	63,230	156,980
Total Current Assets	291,336	385,574

PROPERTY AND EQUIPMENT, net (note 6)	48,333	51,233

DEPOSITS	4,763	4,763
INTELLECTUAL PROPERTY, net (note 5)	68,875	74,312
TOTAL ASSETS	$ 413,307	$ 515,882

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Line of credit and reserve accounts	$ 69,700	$ 69,700
Accounts payable	114,462	91,522
Accrued liabilities (note 2)	175,539	119,013
Notes payable (note 7)	15,000	15,000
Due to related parties (notes 2 and 7)	475,703	462,453
Total Current Liabilities	850,404	757,688
Total Liabilities	850,404	757,688

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 shares issued and outstanding, at both dates	26,118	26,118
Additional paid-in capital	1,128,236	1,119,587
Accumulated deficit	(1,591,451)	(1,387,511)
Total Stockholders' Equity (Deficit)	(437,097)	(241,806)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 413,307	$ 515,882

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2012	2011

SALES	$ 118,522	$ -

COST OF SALES, excluding depreciation	60,799	-

	57,723	-

OPERATING EXPENSES

General and administrative	242,259	17,061
Depreciation and amortization expense	8,337	-

Total Operating Expenses	250,596	17,061

LOSS FROM OPERATIONS	(192,873)	(17,061)

OTHER (EXPENSE)

Interest expense	(11,067)	(1,949)

Total Other (Expense)	(11,067)	(1,949)

NET LOSS	$ (203,940)	$ (19,010)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	26,117,767	25,990,868

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC. Consolidated Statements of Stockholders' Equity (Deficit)

					Total
			Additional		Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2010	25,990,868	$ 25,991	$ 569,112	$ (743,016)	$ (147,913)

Interest expense contributed related
to related party payables	-	-	14,510	-	14,510

Rent and other expenses contributed by an officer -		-	2,000	-	2,000

Common stock issued for business acquisition	2,500,000	2,500	3,149	-	5,649

Common stock issued for debt conversion
at $0.10 per share	284,434	284	28,159	-	28,443

Common stock issued for services at $0.10 per share 5,000,000		5,000	495,000	-	500,000

Contribution of shares back to treasury	(7,657,535)	(7,657)	7,657	-	-

Net (loss) for the year ended
December 31, 2011	-	-	-	(644,495)	(644,495)

Balance, December 31, 2011	26,117,767	26,118	1,119,587	(1,387,511)	(241,806)

Interest expense contributed related to related party payables and note payable (unaudited)	-	-	8,649	-	8,649

Net (loss) for the three months ended
March 31, 2012 (unaudited)	-	-	-	(203,940)	(203,940)

Balance, March 31, 2012	26,117,767	$ 26,118	$1,128,236	$ (1,591,451)	$ (437,097)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC. Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended
	March 31,	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (203,940)	$ (19,010)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	8,649	1,949
Depreciation and amortization	8,337	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	15,091	-
(Increase) decrease in inventory	(13,788)	-
(Increase) decrease in prepaid expenses	93,750	-
Increase (decrease) in accounts payable	22,940	11,060
Increase (decrease) in accrued liabilities	56,526	-

Net Cash (Used) by Operating Activities	(12,435)	(6,001)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	32,250	6,000
Repayment of related party note payable	(19,000)	-

Net Cash Provided by Financing Activities	13,250	6,000

INCREASE (DECREASE) IN CASH	815	(1)

CASH AT BEGINNING OF PERIOD	742	401

CASH AT END OF PERIOD	$ 1,557	$ 400

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:
Taxes	$ -	$ -
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in retirement of debt	$ -	$ -
Common stock issued for acquisition of Engine Clean Solutions	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.

 Notes to Consolidated Financial Statements

March 31, 2012

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual 10-K Report.

b.

Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

c.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Engine Clean, as of and for the three months ended March 31, 2012.

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

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.

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

l.

Basic and Diluted Loss per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2012 and 2011 there were no dilutive shares.

m.

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate carrying value based on their effective interest rates compared to current market prices.

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.

Product Warranties

Our products are warranted to be free of defects in workmanship and materials for a period of one year from date of purchase by original purchaser. If the product fails within this period, it will be repaired or replaced at seller’s option; provided (1) the product is submitted with proof of purchase date and (2) transportation charges are prepaid to the nearest Service Center. Liability under this warranty is expressly limited to repairing or replacing the product or parts thereof. This warranty does not apply to product or parts broken by accident, negligence, overload, abuse, or if they have been tampered with in any way. Our warranty does not apply to service hoses and adapters which may need replacing due to normal wear. If this warranty does not apply, then the purchaser shall pay all costs for labor, material and transportation. The use of this apparatus for any purpose other than the services described renders the warranty null and void. No other warranties are expressed or implied for our products. As of March 31, 2012, and December 31, 2011 any warranty liability is immaterial.

o.

Trade Receivables and Collections

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company had bad debt expense of $0 for the three months ended March 31, 2012 and $0 for the three months ended March 31, 2011.

p.

Sales Tax

Pursuant to FASB ASC 235/APB 22D our sales tax policy is to use the gross method. We collect sales tax on sales within the State of California. On sales to customers outside California we do not collect sales tax. The significant majority of our sales are outside of California.

q.

Significant Customers

During the first three months of 2012, three customers each represented more than 10% of revenues as detailed in the table below. There were no revenues for the three months ended March 31, 2011.

Customer	Percentage of Revenues
Customer 1	24%
Customer 2	15%
Customer 3	14%

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 2 -    RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. For the three months ended March 31, 2012, the Company incurred $32,250 in debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At March 31, 2011, the Company owed related parties payables of $223,703 and a promissory note of $252,000 which total $475,703 as of March 31, 2012. Also included in accrued liabilities is $103,000 due to the company’s CEO for past wages and expenses (December 31, 2011, $62,500).

Interest on payables to related parties is accrued during the period. As there is no expectation for this interest to ever have to be repaid, the amount is recorded as contributed capital for expenses and recorded as an increase to Additional Paid-in Capital. During the three month period ended March 31, 2012 the company recorded $8,649 of interest as contributed capital.

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

NOTE 4 -     ACQUISITION OF SUBSIDIARY

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

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

March 31, 2012

NOTE 4 -     ACQUISITION OF SUBSIDIARY (continued)

The allocation of total consideration to the assets acquired and liabilities assumed based on the estimated fair value of Engine Clean were as follows:

	May 30, 2011	Estimated Life
Property, plant and equipment	$58,000	5 years
Intangible assets acquired	87,000	4 years
Current assets	225,474
Accounts payable and accrued liabilities	(67,126)
Line of credit and reserve accounts	(9,700)
Notes payable	(288,000)
Total consideration	$5,648

Pro Forma Financial Information

The following pro forma statement of operations for the three months ended March 31, 2011 is derived from the historical financial statements of the Company and Engine Clean and has been prepared to give effect to the acquisition of Engine Clean as if the closing of the acquisition agreement had occurred as of January 1, 2011.

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

For the 3 Months Ended March 31, 2011 (Pro Forma Unaudited)
Sales	$149,673
Cost of sales	99,277
Gross Profit	50,396
General and Administrative Costs	83,495
Loss from Operations	$(33,099)

CLEAN TRANSPORTATION GROUP, INC.

 Notes to Consolidated Financial Statements

March 31, 2012

NOTE 5 -     INTELLECTUAL PROPERTY

Intellectual property consists of the design documents, the CNC machine coding for fabrication and other know-how for the manufacture of machines and related attachments. Intellectual Property is amortized on straight-line basis over a period of 4 years. For the three months ended March 31, 2012 we recorded amortization expense of $5,437.

The Company's acquired Intellectual Property assets subject to amortization are as follows:

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product Designs	$ 87,000	$ (18,125)	$ 68,875	$ 87,000	$ (12,688)	$ 74,312

NOTE 6 -     PROPERTY AND EQUIPMENT

Property and Equipment consists of equipment used in the manufacturing process, office furniture and fixtures, and leasehold improvements. Property, Plant and Equipment is amortized on a straight-line basis over a period of 5 years. Depreciation expense for the three months ending March 31, 2012 was $2,900.

	March 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Equipment & Tooling	$ 201,905	$ (153,572)	$ 48,333	$ 201,905	$ (150,672)	$ 51,233
Leasehold Improvements	122,695	(122,695)	-	122,695	(122,695)	-
Furniture and Fixtures	32,000	(32,000)	-	32,000	(32,000)	-
Total	$ 356,600	$ (308,267)	$ 48,333	$ 356,600	$ (305,367)	$ 51,233

NOTE 7 -     NOTE PAYABLE

As part of the consideration for the acquisition of Engine Clean, the Company issued a promissory note on May 30, 2011 for $285,000 to one of the shareholders. This note is to be paid from funds raised by the Company pursuant to a private placement of securities or by other financing. Payment is due 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium. The note carries no interest. If payment is not made according the above conditions, a penalty of up two million shares will paid from the treasury to the note holder. There are no other payments associated with this note. As of March 31, 2012, the balance outstanding on this note is $252,000. As of March 31, 2012, the Company’s shares have not started trading.

Also as part of the acquisition of Engine Clean, the Company assumed the obligation to repay two notes, one for $8,500 and one for $6,500.

NOTE 7 -     NOTE PAYABLE (Continued)

The Company maintains a $50,000 revolving line of credit with our bank. This line carries interest at 5.25% APR. At March 31, 2012 the balance was $50,000. The Company also maintains two reserve accounts, each with a $10,000 limit and carrying interest rates of 9.25%. At March 31, 2012, these two reserve accounts had balances of $10,000 and $9,700, respectively.

NOTE 8 -     ISSUANCES OF SHARE CAPITAL

There were no shares issued during the three month period ending March 31, 2012. At March 31, 2012 and December 31, 2011 the Company had 26,117,767 shares issued and outstanding.

NOTE 9 -     CONTINGENCIES AND COMMITTMENTS

a.

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

b.

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

c.

Commitments

The Company has no commitments as of March 31, 2012.

NOTE 10 -     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows. Based on that review, the Company believes that none of these pronouncements will have a significant effect on its current or future earnings or operations.

NOTE 11 -     SUBSEQUENT EVENTS

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

We believe that this treatment can improve engine performance, drivability and fuel economy. Vehicle drivability involves ease of engine starting, engine idling, and engine acceleration without engine roughness, stalling, hesitation or surge.  We believe that today’s diesel engines that comply with current Environment Protection Agency (“EPA”) standards are particularly well suited for this treatment, as they use fuel injectors that are prone to failure due to buildup of the contaminants found in diesel fuel. In an article published by the Society of Automotive Engineers (“Deposit Control in Modern Diesel Fuel Injection Systems” – October 10, 2010), it was stated that “modern diesel fuel injection equipment systems are susceptible to the formation of a variety of deposits”, such as in nozzle spray-holes and inside the injector body.  This could “lead to increased fuel consumption, loss in power, poor driveability and failure to start.” We believe that our treatment can address some of these issues.  We also offer a system for cleaning the fuel tanks of vehicles to remove contaminants that build up over time as they settle out of the fuel in the tank.

The product line includes cleaning solutions, spare machine parts, and adapter kits to fit new makes and models of automobiles.  Engine Clean is currently selling products through distributors in North America, Indonesia, India, South America, Europe and the Middle East.  A major heavy duty equipment OEM is distributing the Engine Clean Diesel Fuel Tool in Canada, Germany, and France.  Products offered by Engine Clean are outlined below:

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

The Oil Tool purges old oil from the engine, injects clean oil into oil galleys, and helps prevent dry starts.  Engine Clean has obtained an oil analysis performed by Herguth Laboratories detailing the effectiveness of this service.

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

Sales and Marketing

Our sales and marketing strategy will consist of several elements.  First, we intend to present Engine Clean technology to potential target companies at industry conferences and trade shows.  We intend to focus on customers referred to us by independent agents.  We also intend to maintain a high public profile through announcements, press releases and advertising. We have forged channel relationships with a major supplier of chemicals to the global automotive industry.  The sales team from the chemical vendor introduces us to accounts when there is a need for equipment in addition to the chemicals provided by the vendor. We do not have a written agreement with the chemical vendor; rather our relationship is based on personal relationships between Engine Clean sales and the sales team of the chemical vendor.  Our major customer was introduced to us through this chemical supplier.  Our relationship with this vendor is at an active stage, with both companies being represented in selected accounts.  We intend to develop similar relationships with other vendors of chemicals to the vehicle maintenance market. Five customers represented 70% of our revenues in the first three months of 2012.  Our largest customer in the first three months of 2012 represented 24% of sales in the first three months of 2012 (0% in the first three months of 2011). Two other customers represented 15% and 14% of sales during the first three months of 2012 (0% and 0% in the first three months of 2011).  We do not have written agreement with any of our principal customers. We expect this concentration to decrease as our customer base grows. There is no guarantee that our customer base will grow.

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

Engine Clean will routinely sell to customers on credit.  Typical terms are 2% - 10, net 30, which means that invoices are due within 30 days, but customers are given a 2% discount if they pay the invoice within 10 days.  International sales are conducted via credit card or wire transfer with payment confirmed prior to shipping

Trademarks and Copyrights

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

Employees

Engine Clean presently has 5 full time employees, three part-time employees and one consultant.  It is anticipated that during the next 12 months, Engine Clean will add approximately 3 new employees for product assembly.  Engine Clean employees are not members of any union, nor have they entered into any collective bargaining agreements, nor is it anticipated in the near future.  It is believed that Engine Clean’s relationship with its employees is good.  CTGI has one employee, its CEO; its directors and other officers operate as consultants to the company.

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

Facilities and website

Engine Clean maintains its principal offices at 5112 Heintz Street, Baldwin Park, California 91706.  The 3 buildings rented by Engine Clean comprise approximately 7,500 square feet for its machine shop, product assembly, shipping and adapter manufacturing, and storage.  The facility has approximately 500 square feet of office space.  The buildings are rented from the original founder of Engine Clean – The Flynn Family Trust.  Rental payments are $4,678 per month on a month by month basis.

We currently use as our executive offices the business office of our Secretary and director, Delbert G. Blewett, in Vancouver, BC.  We have no written agreement and currently pay no rent for the use of the facilities. We have no current plans to secure additional commercial office space.

Our website address is http://www.ctgi-inc.com. Information on or accessed through our website is not incorporated into this Quarterly Report on Form 10-Q and is not a part of this Form 10-Q.

Industry Segments

We operate in a single industry segment, namely Engine Maintenance.

Results of Operations

As discussed earlier, on May 30, 2011, the Company closed the acquisition of Engine Clean Solutions, Inc., a private California corporation (“Engine Clean”) by which Engine Clean became our wholly owned subsidiary.

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

The operating results and cash flows are presented for the three months ended March 31, 2012 and March 31, 2011.

Sales

We derive our revenues primarily from the sale of products to businesses performing engine maintenance. Revenues from sales during the three months ended March 31, 2012 were $118,522 compared to $0 for the three months ended March 31, 2011. We acquired Engine Clean on May 30, 2011. The Company had no operations prior to the acquisition, thus the increase in revenues is entirely due to the contribution from Engine Clean.

Cost of Goods Sold

Cost of goods sold during the three months ended March 31, 2012 was $60,799 compared to $0 for the three months ended March 31, 2011.  We began consolidating Engine Clean’s results in June 2011.

Operating Expenses

Total operating expenses for the three months ended March 31, 2012 were $250,596 compared to $17,061 for the three months ended March 31, 2011. The increase in expenses is due to the acquisition of Engine Clean and becoming a public company which are comprised of (i) $70,074 of operating expenses of Engine Clean, which we began consolidating in June of 2011, (ii) fees totalling $42,972 for legal, audit, accounting and administrative costs related to our becoming a public operating company, administrative expenses of $43,800, and (iv) $93,750 representing the amortized portion of prior issuances of shares for advisory services.

Net Loss

Our net loss for the three months ended March 31, 2012 was $203,940 compared to a net loss of $19,010 for the three months ended March 31, 2011. The increase is due to general and administrative fees pertaining to becoming a public operating company and the inclusion of Engine Clean results beginning in June of 2011. Engine Clean’s loss for the three month period ending March 31, 2012 was $14,770.

Liquidity and Capital Resources

From inception to March 31, 2012, we have incurred an accumulated deficit of $1,591,451. This deficit was incurred through a combination of stock compensation expense, acquisition expenses, professional fees and expenses supporting our plans to develop our business as well as continued

operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total current assets as of March 31, 2012 of $291,336 compared to current assets at December 31, 2011 of $385,574. At March 31, 2012, we had current liabilities of $850,404 compared to $757,688 at December 31, 2011.

Portions of expenses incurred during 2011 and the first three months of 2012 were paid by a stockholder. Because the company has limited cash reserves, we may need to rely on stockholders to pay some administrative expenses until the company becomes profitable.

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

Taxes

We have accumulated approximately $573,000 of net operating loss carry forwards as of December 31, 2011. Some of this loss carried forward may be offset against future taxable income from the year 2012 through 2031. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards that can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2011 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because our current operations are not profitable.

Plan of Operation

The Company recently completed a significant acquisition that is reflected in the accompanying financial statements. The Company is actively pursuing a business model that was changed and expanded in connection with the acquisition of assets. Therefore the significance of this recent acquisition includes certain factors which represent risks and also require accentuation and explanation.

The current operations of the Company consist of providing equipment and consumables to providers of engine servicing. The Company is focused on providing its products and services to companies in the Heavy Duty transportation, automotive and other transportation sectors. The Company intends to grow organically from the expansion of offerings and services to customers, most of whom were acquired as relationships from the acquisition as well as the acquisition of new business relationships as part of its acquisition strategy.

The financial statements that form part of this quarterly report include recently acquired assets. The Company has limited operating history with these assets, with management and with the implementation of controls. There can be no assurance that the assets will continue to perform in the manner and to the degree indicated by the financial results reported for the first quarter.

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

When used in this report, the words "may," "will, “should”," expect, “plan”, " anticipate," "continue," “believe”, "estimate, “predict”, " "project," "intend,", “potential”, “continue” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. We caution readers that a variety of factors could cause our actual results to differ materially from the anticipated results or other matters expressed in forward-looking statements. These risks and uncertainties, many of which are beyond our control, include:

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

Item 4.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure and control procedures are also designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and principal accounting officer (CEO), to allow timely decisions regarding required disclosures.

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of our recently completed year our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared. Lack of funding and managerial oversight resulted in late filing of both the 10-K Report as of December 31, 2011 and the 10-Q Report as of March 31, 2012. The Company intends to file its 10-Q as of June 30, 2012 on time.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first quarter of fiscal 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 2, 2012

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

Date: August 2, 2012

/S/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer and

Acting Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLEAN TRANSPORTATION GROUP, INC. (the “Company”) on Form 10-Q for the period ending March 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Dos Santos, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer

Acting Principal Accounting Officer

Date: August 2, 2012

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

COVER LETTER

Leonard E. Neilson

A PROFESSIONAL CORPORATION

LEONARD E. NEILSON

8160 SOUTH HIGHLAND DRIVE, SUITE 104

     ATTORNEY AT LAW

SANDY, UTAH 84093

TELEPHONE: (801) 733-0800

FAX: (801) 733-0808

E-MAIL: LNEILSONLAW@AOL.COM

August 2, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended March 31, 2012.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment