Form 10-Q
period 2012-06-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-08-20
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Six Months and Quarter Ended June 30, 2012

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

Class

Outstanding as of August 20, 2012

Common Stock, $0.001 par value

26,117,767

TABLE OF CONTENTS

.

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

PART  I   —   FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual 10-K Report.

CLEAN TRANSPORTATION GROUP, INC.

Consolidated Financial Statements

June 30, 2012

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT ASSETS
Cash	$ 13,860	$ 742
Accounts receivable	65,021	40,171
Loans receivable	5,249	5,249
Inventory	181,667	182,432
Prepaid expenses and deposits	4,678	156,980
Total Current Assets	270,475	385,574

PROPERTY, PLANT AND EQUIPMENT, net (note 6)	45,433	51,233

DEPOSITS	4,763	4,763
INTELLECTUAL PROPERTY, net (note 5)	63,438	74,312
TOTAL ASSETS	$ 384,109	$ 515,882

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Line of credit and reserve accounts	$ 69,700	$ 69,700
Accounts payable	165,036	91,522
Accrued liabilities	218,684	119,013
Notes payable (note 7)	15,000	15,000
Due to related parties (notes 2 and 7)	499,024	462,453
Total Current Liabilities	967,444	757,688
Total Liabilities	967,444	757,688

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 20,000,000 shares
authorized; no shares outstanding	-	-
Common stock, $0.001 par value, 200,000,000 shares
authorized; 26,117,767 shares issued and outstanding at both dates	26,118	26,118
Additional paid-in capital	1,136,689	1,119,587
Accumulated deficit	(1,746,142)	(1,387,511)
Total Stockholders' Equity (Deficit)	(583,335)	(241,806)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 384,109	$ 515,882

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Statement of Operations
(Unaudited)

	For the 3 Months Ended		For the 6 Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

SALES	$ 197,659	$ 49,745	$ 316,181	$ 49,745

COST OF SALES, excluding depreciation	107,882	35,094	168,681	35,094

	89,777	14,651	147,500	14,651

OPERATING EXPENSES

General and administrative	218,783	205,058	461,042	222,060
Depreciation and amortization expense	8,337	-	16,674	-

Total Operating Expenses	227,120	205,058	477,716	222,060

LOSS FROM OPERATIONS	(137,343)	(190,407)	(330,216)	(207,409)

OTHER EXPENSES

Interest expense	17,348	1,103	28,415	3,053

Total Other Expenses	17,348	1,103	28,415	3,053

NET LOSS	$(154,691)	$(191,510)	$(358,631)	$(210,462)

BASIC LOSS PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	26,117,767	25,990,868	26,117,767	25,984,978

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Statement of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	25,990,868	$25,991	$ 569,112	$ (743,016)	$ (147,913)

Interest expense contributed related
to related party payables	-	-	14,510	-	14,510

Rent and other expenses contributed by an officer	-	-	2,000	-	2,000

Common stock issued for business acquisition	2,500,000	2,500	3,149	-	5,649

Common stock issued for debt conversion
at $0.10 per share	284,434	284	28,159	-	28,443

Common stock issued for services at $0.10 per share	5,000,000	5,000	495,000	-	500,000

Contribution of shares back to treasury	(7,657,535)	(7,657)	7,657	-	-

Net loss for the year ended
December 31, 2011	-	-	-	(644,495)	(644,495)

Balance, December 31, 2011	26,117,767	26,118	1,119,587	(1,387,511)	(241,806)

Interest and other expenses contributed by related
parties (unaudited)	-	-	17,102	-	17,102

Net loss for the six months ended
June 30, 2012 (unaudited)	-	-	-	(358,631)	(358,631)

Balance, June 30, 2012	26,117,767	$26,118	$ 1,36,689	$ (1,746,142)	$ (583,335)

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.
Consolidated Statement of Cash Flows
(Unaudited)
	For the Six Months Ended
	June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$ (358,631)	$ (210,462)
Adjustments to reconcile net loss to
net cash used by operating activities
Contributed capital for expenses	17,102	3,053
Stock Issued for Services	-	500,000
Depreciation and amortization	16,674	-
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(24,850)	10,705
(Increase) decrease in inventory	765	8,951
(Increase) decrease in prepaid expenses	152,302	(343,750)
(Increase) decrease in other receivables	-	(38)
Increase (decrease) in accounts payable	73,514	12,148
Increase (decrease) in accrued liabilities	99,671	7,786

Net Cash Provided (Used) by Operating Activities	$ (23,453)	$ (11,607)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Advances from related parties	59,771	85,659
Proceeds from bank loan	-	19,000
Repayment of related party advances	(23,200)	(75,242)

Net Cash Provided by Financing Activities	36,571	29,417

INCREASE (DECREASE) IN CASH	13,118	17,810

CASH AT BEGINNING OF PERIOD	742	401

CASH AT END OF PERIOD	$ 13,860	$ 18,211

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR:

Taxes	$ -	$ -
Interest	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued in retirement of debt	$ -	$ 28,433
Common stock issued for acquisition	$ -	$ 5,648

The accompanying notes are an integral part of these consolidated financial statements.

CLEAN TRANSPORTATION GROUP, INC.

 Notes to Consolidated Financial Statements

June 30, 2012

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

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements for the year ended December 31, 2011 and the notes thereto included in the Company’s Annual 10-K Report.

b.

Accounting Method

The financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

c.

Consolidation

The accompanying consolidated financial statements include the Company and its wholly owned subsidiary, Engine Clean, as of and for the six months ended June 30, 2012.

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

June 30, 2012

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

l.

Basic and Diluted Loss per Share

Basic loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed in the same way as basic loss per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. As of June 30, 2012 and 2011 there were no dilutive shares.

m.

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts receivable, accounts payable, promissory notes payable and due to related parties approximate carrying value based on their effective interest rates compared to current market prices.

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

June 30, 2012

NOTE 1 -

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n.

Product Warranties

Our products are warranted to be free of defects in workmanship and materials for a period of one year from date of purchase by original purchaser. If the product fails within this period, it will be repaired or replaced at seller’s option; provided (1) the product is submitted with proof of purchase date and (2) transportation charges are prepaid to the nearest Service Center. Liability under this warranty is expressly limited to repairing or replacing the product or parts thereof. This warranty does not apply to product or parts broken by accident, negligence, overload, abuse, or if they have been tampered with in any way. Our warranty does not apply to service hoses and adapters which may need replacing due to normal wear. If this warranty does not apply, then the purchaser shall pay all costs for labor, material and transportation. The use of this apparatus for any purpose other than the services described renders the warranty null and void. No other warranties are expressed or implied for our products. As of June 30, 2012, and December 31, 2011 any warranty liability is immaterial.

o.

Trade Receivables and Collections

The Company maintains an allowance for doubtful accounts for estimated losses that may arise if any of its customers are unable to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial conditions of any of its customers has deteriorated, whether due to customer-specific or general economic issues, increases in the allowance may be made. Accounts receivable are written off when all collection attempts have failed. The Company had bad debt expense of $0 for the six months ended June 30, 2012 and June 30, 2011.

p.

Sales Tax

Pursuant to FASB ASC 235/APB 22D our sales tax policy is to use the gross method. We collect sales tax on sales within the State of California. On sales to customers outside California we do not collect sales tax. The significant majority of our sales are outside of California.

q.

Significant Customers

During the first six months of 2012, three customers each represented more than 10% of revenues as detailed in the table below. There was one month of revenues from Engine Clean after acquisition in the six months ended June 30, 2011 and the three customers who represented more than 10% is also detailed below.

Customer	For the Six Months Ended June 30, 2012	One Month Ended June 30, 2011
Customer 1	27%	51%
Customer 2	14%	12%
Customer 3	13%	10%

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

June 30, 2012

NOTE 2 -    RELATED PARTY TRANSACTIONS

The Company makes use of office space and management services controlled by a related party. These services are non-contractual and are on an as-used basis. The Company also, from time to time, has some of its expenses paid by related parties with the intent to repay. For the six months ended June 30, 2012, the Company incurred $59,771 in debt for such expenses. These types of transactions, from time to time, result in related party balances on the Company’s books as a necessary part of funding the Company’s operations. At June 30, 2012, the Company owed related parties payables of $251,224 and a promissory note of $247,800 which total $499,024 as of June 30, 2012. Also included in accrued liabilities is $144,500 due to the company’s CEO for past wages and expenses (December 31, 2011, $62,500).

Interest on payables to related parties is accrued during the period. As there is no expectation for this interest to ever have to be repaid, the amount is recorded as contributed capital for expenses and recorded as an increase to Additional Paid-in Capital. During the six month period ended June 30, 2012 the company recorded $17,102 of interest as contributed capital.

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

June 30, 2012

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

Pro Forma Financial Information

The following pro forma statement of operations for the three months ended March 31, 2011 and June 30, 2011 is derived from the historical financial statements of the Company and Engine Clean and has been prepared to give effect to the acquisition of Engine Clean as if the closing of the acquisition agreement had occurred as of January 1, 2011.

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

	For the Six Months Ended June 30, 2011 (Pro Forma Unaudited)	For the Three Months Ended June 30, 2011 (Pro Forma Unaudited)
Sales	$252,280	$102,607
Cost of sales	172,690	73,413
Gross Profit	79,590	29,194
General and Administrative Costs	130,923	47,428
Loss from Operations	$(51,333)	$(18,234)

CLEAN TRANSPORTATION GROUP, INC.

 Notes to Consolidated Financial Statements

June 30, 2012

NOTE 5 -     INTELLECTUAL PROPERTY

Intellectual property consists of the design documents, the CNC machine coding for fabrication and other know-how for the manufacture of machines and related attachments. Intellectual Property is amortized on straight-line basis over a period of 4 years. For the six months ended June 30, 2012 we recorded amortization expense of $10,874.

The Company's acquired Intellectual Property assets subject to amortization are as follows:

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Product Designs	$ 87,000	$ (23,562)	$ 63,438	$ 87,000	$ (12,688)	$ 74,312

NOTE 6 -     PROPERTY AND EQUIPMENT

Property and Equipment consists of equipment used in the manufacturing process, office furniture and fixtures, and leasehold improvements. Property, Plant and Equipment is amortized on a straight-line basis over a period of 5 years. Depreciation expense for the six months ended June 30, 2012 was $5,800.

	June 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount	Gross Carrying Amount	Accumulated Depreciation	Net Carrying Amount
Equipment & Tooling	$ 201,905	$ (156,472)	$ 45,433	$ 201,905	$ (150,672)	$ 51,233
Leasehold Improvements	122,695	(122,695)	-	122,695	(122,695)	-
Furniture and Fixtures	32,000	(32,000)	-	32,000	(32,000)	-
Total	$ 356,600	$ (311,167)	$ 45,433	$ 356,600	$ (305,367)	$ 51,233

CLEAN TRANSPORTATION GROUP, INC.

Notes to Consolidated Financial Statements

June 30, 2012

NOTE 7 -     NOTE PAYABLE

As part of the consideration for the acquisition of Engine Clean, the Company issued a promissory note on May 30, 2011 for $285,000 to one of the shareholders. This note is to be paid from funds raised by the Company pursuant to a private placement of securities or by other financing. Payment is due 45 days after the first day the Company’s shares are traded on the OTC Bulletin Board (“OTCBB”), or an equivalent trading medium. The note carries no interest. If payment is not made according the above conditions, a penalty of up two million shares will paid from the treasury to the note holder. There are no other payments associated with this note. As of June 30, 2012, the balance outstanding on this note is $247,800. As of June 30, 2012, the Company’s shares have not started trading.

Also as part of the acquisition of Engine Clean, the Company assumed the obligation to repay two notes, one for $8,500 and one for $6,500.

The Company maintains a $50,000 revolving line of credit with our bank. This line carries interest at 5.25% APR. At June 30, 2012 the balance was $50,000. The Company also maintains two reserve accounts, each with a $10,000 limit and carrying interest rates of 9.25%. At June 30, 2012, these two reserve accounts had balances of $10,000 and $9,700, respectively.

NOTE 8 -     ISSUANCES OF SHARE CAPITAL

There were no shares issued during the six month period ending June 30, 2012. At June 30, 2012 and December 31, 2011 the Company had 26,117,767 shares issued and outstanding.

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

c.

Commitments

The Company has no commitments as of June 30, 2012.

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

We believe that this treatment can improve engine performance, drivability and fuel economy. Vehicle drivability involves ease of engine starting; engine idling, and engine acceleration without engine roughness, stalling, hesitation or surge.  We believe that today’s diesel engines that comply with current Environment Protection Agency (“EPA”) standards are particularly well suited for this treatment, as they use fuel injectors that are prone to failure due to buildup of the contaminants found in diesel fuel. In an article published by the Society of Automotive Engineers (“Deposit Control in Modern Diesel Fuel Injection Systems” – October 10, 2010), it was stated that “modern diesel fuel injection equipment systems are susceptible to the formation of a variety of deposits”, such as in nozzle spray-holes and inside the injector body.  This could “lead to increased fuel consumption, loss in power, poor driveability and failure to start.” We believe that our treatment can address some of these issues.  We also offer a system for cleaning the fuel tanks of vehicles to remove contaminants that build up over time as they settle out of the fuel in the tank.

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

Sales and Marketing

Our sales and marketing strategy will consist of several elements.  First, we intend to present Engine Clean technology to potential target companies at industry conferences and trade shows.  We intend to focus on customers referred to us by independent agents.  We also intend to maintain a high public profile through announcements, press releases and advertising. We have forged channel relationships with a major supplier of chemicals to the global automotive industry.  The sales team from the chemical vendor introduces us to accounts when there is a need for equipment in addition to the chemicals provided by the vendor. We do not have a written agreement with the chemical vendor; rather our relationship is based on personal relationships between Engine Clean sales and the sales team of the chemical vendor.  Our major customer was introduced to us through this chemical supplier.  Our relationship with this vendor is at an active stage, with both companies being represented in selected accounts.  We intend to develop similar relationships with other vendors of chemicals to the vehicle maintenance market. Five customers represented 67% of our revenues in the first six months of 2012.  Our largest customer in the first six months of 2012 represented 27% of sales in the first six months of 2012. Two other customers represented 14% and 13% of sales during the first six months of 2012. As Engine Clean was acquired May 30, 2011 there was no revenue for the first 5 months of 2011.  In June 2011, our largest customer represented 51% in sales and two other customers represented 12% and 10% of sales in June 2011. We do not have written agreement with any of our principal customers. We expect this concentration to decrease as our customer base grows. There is no guarantee that our customer base will grow.

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

Management estimates that our selling and marketing expenses will be approximately $500,000 in 2012, $1.0 million in 2013 and up to $4.0 million by 2015.  These projections by management are premised on our ability to secure necessary funding and realize future sales that can support the expenditure.  To fund these initial efforts, we will most likely raise funds through the private sale of our securities, although we have not entered into any agreement or arrangement for the possible sale of our securities.  There can be no assurance that we will be able raise the necessary funds and/or realize sufficient sales to reach these goals.

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

Engine Clean, founded in 1990, is based in Los Angeles, California and manufactures service equipment to improve the fuel efficiency, performance, service life, safety, and environmental impact of gasoline and diesel engines.  Engine Clean’s customers are diesel engine OEM vendors, manufacturers selling chemicals and equipment to the global automotive aftermarket and commercial transport fleets.  Their staffs have in the aggregate over 50 years of experience in the automotive arena.

The operating results and cash flows are presented for the three and six months ended June 30, 2012 and June 30, 2011.

Sales

We derive our revenues primarily from the sale of products to businesses performing engine maintenance. Revenues from sales during the six months ended June 30, 2012 were $316,181 and $197,659 for the three months ended June 30, 2012 compared to $49,745 for the three and six months ended June 30, 2011. We acquired Engine Clean on May 30, 2011. The Company had no operations prior to the acquisition, thus the increase in revenues is entirely due to the contribution from Engine Clean.

Cost of Goods Sold

Cost of goods sold during the three months ended June 30, 2012 was $107,882 and for the six months ended June 30, 2012 was $168,681 compared to $35,094 for the three and six months ended June 30, 2011.  We began consolidating Engine Clean’s results in June 2011.

Operating Expenses

Total operating expenses for the six months ended June 30, 2012 were $461,042 compared to $222,060 for the six months ended June 30, 2011. For the three months ended June 30, 2012 operating expenses were $218,783 compared to $205,058 for the three months ended June 30, 2011.

The increase in expenses for the six months ended June 30, 2012 is due to the acquisition of Engine Clean and the expenses of being a public company which are comprised of (i) $135,557 of operating expenses of Engine Clean, which we began consolidating in June of 2011, (ii) fees for legal, audit, accounting and administrative costs related to being a public operating company of $168,505 and (iii) $156,980 representing the amortized portion of prior issuances of shares for advisory services.

Net Loss

Our net loss for the six months ended June 30, 2012 was $358,631 compared to a net loss of $210,462 for the six months ended June 30, 2011. For the three months ended June 30, 2012 the net loss was $154,691 compared to $191,510 for the three months ended June 30, 2011. The increase in the loss for the six months is due to general and administrative fees related to being a public operating company For the six months ended June 30, 2012 Engine Clean’s operations resulted in a loss of $11,943.

Liquidity and Capital Resources

From inception to June 30, 2012, we have incurred an accumulated deficit of $1,746,142. This deficit was incurred through a combination of stock compensation expense, acquisition expenses, professional fees and expenses supporting our plans to develop our business as well as continued operating losses. Since inception, we have financed our operations primarily through debt and equity financings. We had total current assets as of June 30, 2012 of $270,475 compared to current assets at December 31, 2011 of $385,574. At June 30, 2012, we had current liabilities of $967,444 compared to $757,688 at December 31, 2011.

Portions of expenses incurred during 2011 and the first six months of 2012 were paid by a stockholder. Because the company has limited cash reserves, we may need to rely on stockholders to pay some administrative expenses until the company becomes profitable.

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

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, management is required to apply its reasonable judgment. Based on the evaluation described above, our management, including our principal executive officer and principal accounting officer, has concluded that, as of our recently completed year our disclosure controls and procedures were not effective to ensure that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared. Lack of funding and managerial oversight resulted in late filing of both the 10-K Report as of December 31, 2011 and the 10-Q Report as of March 31, 2012. The Company filed a 12b-25 for its 10-Q as of June 30, 2012.

Changes in Internal Control Over Financial Reporting. Management has evaluated whether any change in our internal control over financial reporting occurred during the first six months ended June 30, 2012. Based on its evaluation, management, including the chief executive officer and principal accounting officer, has concluded that there has been no change in our internal control over financial reporting during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 20, 2012

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

Date: August 20, 2012

/S/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer and

Acting Principal Accounting Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLEAN TRANSPORTATION GROUP, INC. (the “Company”) on Form 10-Q for the period ending June 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Dennis Dos Santos, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

 The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  DENNIS DOS SANTOS

Dennis Dos Santos

Chief Executive Officer

Acting Principal Accounting Officer

August 20, 2012

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

August 20, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

Amendment No. 1 to Form 10-Q (for the period ended September 30, 2011)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended June 30, 2012.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment