Form 10-Q/A
period 2012-06-30
CLEAN TRANSPORTATION GROUP, INC.
filed 2012-08-30
CIK 1373792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Class

Outstanding as of August 20, 2012

Common Stock, $0.001 par value

26,117,767

EXPLANATORY NOTE

Clean Transportation Group, Inc., is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on August 20, 2012, for the sole purpose of furnishing the XBRL Interactive Data Files on Exhibit 101.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the form 10-Q, does not reflet events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

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

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

•

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAN TRANSPORTATION GROUP, INC.

Date: August 30, 2012

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

Date: August 30, 2012

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

August 30, 2012

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

COVER LETTER

Leonard E. Neilson

A PROFESSIONAL CORPORATION

LEONARD E. NEILSON

8160 SOUTH HIGHLAND DRIVE, SUITE 104

     ATTORNEY AT LAW

SANDY, UTAH 84093

TELEPHONE: (801) 733-0800

FAX: (801) 733-0808

E-MAIL: LNEILSONLAW@AOL.COM

August 30, 2012

Securities and Exchange Commission

Office of Document Control

100 F Street NE

Washington, D.C. 20549

VIA: EDGAR

Re:

CLEAN TRANSPORTATION GROUP, INC.

File No. 000-52206

Amendment No. 1 to Form 10-Q (for the period ended June 30, 2012)

To Whom It May Concern:

Please find herewith transmitted by EDGAR, Amendment No. 1 to the Form 10-Q filed on behalf of CLEAN TRANSPORTATION GROUP, INC. for the quarter ended June 30, 2012.

Please direct all correspondences concerning this filing and CLEAN TRANSPORTATION GROUP, INC. to this office.

Yours truly,

Leonard E. Neilson

:ae

Attachment